Form 10QSB
period 2000-09-30
1STOPSALE COM HOLDINGS INC
filed 2000-11-13
CIK 1099358

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          September 30, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 0-31505

                       1STOPSALE.COM HOLDINGS INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


            Delaware                                    23-3020677
 -------------------------------                    -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


     1422 Chestnut Street, Suite 410, Philadelphia, PA 19102-2510
     ------------------------------------------------------------
               (Address of principal executive offices)

                            (215) 569-9176
                            --------------
            (Issuer's telephone number, including area code)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


            Class                   Outstanding at September 30, 2000
Common Stock, par value $0.001                 11,735,000


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).



                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]
                                   (Unaudited)


                                  BALANCE SHEET



                                      ASSETS


                                                        September 30,
                                                            2000
                                                        -------------
CURRENT ASSETS:
  Cash in bank                                          $       6,182
                                                        -------------
        Total Current Assets                                    6,182
                                                        -------------
Property and equipment - at cost                                2,486
                                                        -------------
                                                        $       8,668
                                                        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                      $       4,283
                                                        -------------
        Total Current Liabilities                               4,283
                                                        -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   0 shares issued and outstanding                                  -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   11,735,000 shares issued
   and outstanding                                             11,735
  Capital in excess of par value                               46,765
  Deficit accumulated during the
    development stage                                         (54,115)
                                                        -------------
        Total Stockholders' Equity                              4,385
                                                        -------------
                                                        $       8,668
                                                        =============

            See accompanying notes to financial statements


                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]
                                   (Unaudited)

                             STATEMENT OF OPERATIONS


                                     Three Months           Nine Months          From Inception
                                         Ended                 Ended              on October 5,
                                     September 30,         September 30           1999 Through
                                         2000                  2000            September 30, 2000
                                     -------------         -------------       ------------------
REVENUE                              $         -           $         -            $         -

EXPENSES
   General and Administrative               (678)               (1,346)                (1,474)
   Offering Expenses                     (48,589)              (52,641)               (52,641)
                                     ------------          ------------           ------------
LOSS BEFORE INCOME TAXES                 (49,267)              (53,987)               (54,115)

CURRENT TAX EXPENSE                            -                     -                      -

DEFERRED TAX EXPENSE                           -                     -                      -
                                     ------------          ------------           ------------

NET LOSS                             $   (49,267)              (53,987)               (54,115)
                                     ============          ============           ============

LOSS PER COMMON SHARE                $      (.00)          $      (.00)           $      (.00)
                                     ============          ============           ============


            See accompanying notes to financial statements


                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON OCTOBER 5, 1999

                           THROUGH SEPTEMBER 30, 2000

                                                                                         Deficit
                                                                                       Accumulated
                                  Preferred Stock        Common Stock      Capital in   During the
                               --------------------- --------------------- Excess of   Development
                                  Shares     Amount     Shares    Amount   Par Value      Stage       Total
                               ----------- --------- ----------- --------- ----------  -----------   --------
BALANCE, October 5, 1999                -  $      -           -  $      -  $       -   $        -    $     -

Issuance of 11,500,000
  shares common stock for
  cash at $.001 per share,
  October, 1999                         -         -  11,500,000    11,500          -            -     11,500

Net loss for the period ended
  November 30, 1999                     -         -           -         -          -         (103)      (103)
                               ----------- --------- ----------- --------- ----------  -----------   --------
BALANCE, November 30
  1999                                  -         -  11,500,000    11,500          -         (103)    11,397

Issuance of 2,500 shares
  common stock for
  cash at $.20 per share,
  September, 2000                       -         -       2,500         2        498            -        500

Issuance of 232,500 shares
  common stock for
  services at $.20 per share,
  September, 2000                                       232,500       233     46,267            -     46,500

Net loss for the period ended
  September 30, 2000                                          -         -          -      (54,012)   (54,012)

BALANCE, September 30,
  2000                                  -         -  11,735,000    11,735     46,765      (54,115)     4,385
                               =========== ========= =========== ========= ==========  =========== ==========


            See accompanying notes to financial statements


                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]
                                   (Unaudited)

                             STATEMENT OF CASH FLOWS

                         NET INCREASE (DECREASE) IN CASH

                                                                     Nine Months           From Inception
                                                                        Ended               on October 5,
                                                                     September 30,          1999 Through
                                                                         2000            September 30, 2000
                                                                    -------------        ------------------
Cash Flows Provided by Operating Activities:
  Net loss                                                          $    (53,987)        $     (54,115)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
     Changes in assets and liabilities:
          Common stock issued for services                                46,500                46,500
          Accounts payable and accrued expenses                            4,283                 4,386
          Organization costs                                                (103)                 (103)
                                                                    -------------        --------------
            Net Cash Provided (Used) by Operating Activities              (3,307)               (3,332)
                                                                    -------------        --------------
Cash Flows Provided by Investing Activities:
            Purchase of office and computer equipment                     (2,486)               (2,486)
                                                                    -------------        --------------
            Net Cash Provided by Investing Activities                     (2,486)               (2,486)
                                                                    -------------        --------------
Cash Flows Provided by Financing Activities:
            Proceeds from issuance of common stock                           500                12,000
                                                                    -------------        --------------
            Net Cash Provided by Financing Activities                        500                12,000
                                                                    -------------        --------------
Net Increase (decrease) in cash and cash equivalents                      (5,293)                6,182

Cash at Beginning of Period                                               11,475                     -
                                                                    -------------        --------------
Cash at End of Period                                               $      6,182         $       6,182
                                                                    =============        ==============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
   Interest                                                         $          -         $           -
   Income taxes                                                     $          -         $           -

Supplemental Schedule of Noncash Investing and Financing Activities:        None                  None


            See accompanying notes to financial statements



                     1STOPSALE.COM HOLDINGS INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

1StopSale.com Holdings Inc. ("we", "us", "our") was organized under the laws of the State of Delaware on October 5, 1999. We have not commenced planned principal operations and we are considered a development stage company as defined in SFAS No. 7. We are planning to engage in building a network of Internet based retail operating companies, joint ventures, strategic alliances and partnerships. At the present time, we have not paid any dividends and any dividends that may be paid in the future will depend upon our financial requirements and other relevant factors.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have an accumulated deficit of $54,115 as of September 30, 2000. We do not currently engage in business activities that provide any cash flow, accordingly our ability to continue as a going concern is dependent on our ability to raise capital to fund our cash requirements until our business operations provide sufficient cash flow. These factors among others may indicate that we will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE C - INCOME TAXES

We have recognized losses for both financial and tax reporting purposes and have a net operating loss carryforward of approximately $54,115 as of September 30, 2000. Because we would establish a valuation allowance for any deferred income tax asset, no deferred taxes have been provided for in the accompanying financial statements.

NOTE D - RELATED PARTY TRANSACTION

Management Compensation - As of September 2000, we have not paid any compensation to any of our officer or director.

Office Space - We have not had a need to rent office space. An officer/shareholder of ours is allowing us to use his offices as a mailing address, as needed, at no expense to us.

NOTE E - LOSS PER SHARE

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of September 30, 2000 there were no common equivalent shares outstanding, as such, the diluted net loss per share calculation is the same as the basic net loss per share.

NOTE F - COMMON STOCK OFFERING

We have filed a registration statement with the SEC on Form SB-2, which became effective August 14, 2000, for the sale of up to 5,000,000 of our common shares at $0.20 per share. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance our operations. As of September 30, 2000 we have sold 2,500 shares giving us proceeds of $500. In the month of September 2000, we issued 232,500 shares of our common stock to six individuals in lieu of a $46,500 payment for advertising, corporate advisory and other services.

Item 2.  Management's Discussion and Analysis or Plan of
Operations.

We were only recently incorporated on October 5, 1999. We have not commenced planned principal operations and we are considered a development stage enterprise. We have no significant assets, no active business operations and no results therefrom. To date, our activities have been limited to financing and organizational matters.

Our management's plan of operation for the next twelve months is first to raise funds from our public stock offering (the "offering") to investors in the States of Colorado, Georgia and Illinois. If the offering is successful, we intend to use the proceeds primarily to develop several fully functional, interactive Internet books and music retail web sites, acquiring computer and office equipment, and provide operating capital during the start up period of operations. Also during this time, we expect to hire several employees in the areas of web designing, Windows NT network administration and a computer programmer proficient in Microsoft's VisualBasic, ASP and SiteServer Commerce technologies.

Inasmuch as there is no assurance that the offering will be successful and that we will receive any net proceeds therefrom, we have not entered into any contractual commitments and will not do so unless and until the offering is completed. Therefore there is absolutely no assurance that we will be able, with the proceeds of the offering, to successfully commence proposed business operations. At this time, no assurances can be given with respect to the timing of commencement of operations or the length of time after commencement that it will be necessary to fund operations from proceeds of the offering.

Depending on the total amount raised in the offering, we believe that the net proceeds from the offering will provide working capital for one year after commencement of operations. However, there is no assurance of this. If we are unsuccessful, investors will have lost their money and we will not attempt to pursue further efforts with respect to such business, and it is unlikely we would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the company or what direction we will pursue, if any. However, we presently have no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance we could become involved with any other business venture, especially any business venture requiring significant capital.

Readers are referred to the cautionary statement, which addresses forward-looking statements made by us.

Cautionary Statement

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis or Plan of Operations, and include statements regarding the intent, belief or current expectations by us, our directors or our officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of us to successfully internally develop our products; (ii) any adverse effect or limitations caused by Governmental regulations; (iii) any adverse effect on our positive cash flow and abilities to obtain acceptable financing in connection with our growth plans; (iv) any increased competition in business; (v) any inability of us to successfully conduct our business in new markets; and (vi) other risks including those identified in our filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     --  EX-27 Financial Data Schedule (For SEC purposes only).

(b) Reports on Form 8-K


 Form           Item #       Description                         Filing Date
 ----           ------       -----------                         -----------
 Form 8-K       5            Appointment of Holladay Stock       September 21, 2000
                             Transfer, Inc. as our transfer
                             agent and registrar and the
                             assignment of a Corporate
                             CUSIP number.

 Form 8-K       5            Our telephone number has            September 28, 2000
                             changed to a new number.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   1STOPSALE.COM HOLDINGS INC.
                                   [Registrant]

                                   By: /s/ William Tay
                                   ---------------------------
                                   William Tay
                                   President & Chief Executive Officer

Dated: November 8, 2000