Form 10KSB
period 2000-12-31
1STOPSALE COM HOLDINGS INC
filed 2001-03-30
CIK 1099358

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB

[ X ]          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 2000

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from               to

                    Commission file number 0-31505

                      1StopSale.com Holdings Inc.
            (Name of small business issuer in its charter)

           Delaware                                       23-3020677
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

     1422 Chestnut Street, Suite #410, Philadelphia, PA 19102-2510
     (Address of principal executive offices)           (Zip Code)

              Issuer's Telephone Number:  (215) 569-9176 Ext. 12

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $.001 par value per share.
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

The aggregate market value of the voting stock held by non affiliates of the issuer was not determinable because the common stock does not trade on any market.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] Yes   [   ] No

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,928,775 as of December 31, 2000.

                Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): Yes [   ];
No [ X ]

                                PART I

Forward-Looking Statements

     This Form 10-KSB annual report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

ITEM 1.  DESCRIPTION OF BUSINESS.

History and Organization

     1StopSale.com Holdings Inc. (the "Company") was incorporated under the laws of the State of Delaware on October 5, 1999. In connection with the organization of the Company, the founding shareholder contributed an aggregate of $11,500 cash to capitalize the Company in exchange for 11,500,000 shares of Common Stock.

     The Company then registered a public offering of its securities to raise funds with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 333-93647, which became effective August 14, 2000. Pursuant thereto the Company offered on a "best efforts maximum 5,000,000 shares" basis, shares of its common stock to the public at $0.20 per share in an attempt to raise gross proceeds of up to $1,000,000. The offering has not been completed as of the date of filing this report. Upon completion of the offering, the Company intends to use the net proceeds from the offering primarily to develop several fully functional, interactive Internet books and music retail web sites, acquiring computer and office equipment, and otherwise provide operating capital during the start up period of operations until the Company can begin generating revenues from operations to thereafter cover ongoing expenses.

     The Company has not commenced business operations and is considered a development stage enterprise. To date, the Company's activities have been limited to organizational matters, designing of its web sites, the preparation and filing of a registration statement to register a public offering of its securities and the sale of those securities to investors. The Company has no significant assets other than the net proceeds from the offering, and is totally dependent upon the proceeds therefrom, for the ability to develop its proposed business operations.

     The Company's principal executive offices is currently located at 1422 Chestnut Street, Suite #410, Philadelphia, Pennsylvania 19102. The telephone number is (215) 569-9176 Ext. 12. The facsimile number is (215) 569-4710. The Company's web site can be located at http://www.1stopsale.com.

Proposed Business of the Company

     The Company intends to become a holding company engaged in building a network of successful Internet-based retail operating companies, joint ventures, strategic alliances, and partnerships.

     The Company hopes to become the first true Internet commerce conglomerate by not limiting to a single area of electronic commerce or e-commerce. Rather than limiting activities to books, CD's, computers, or any other one class of product, the Company will aggressively pursue a diverse range of commercial Internet activities.

     There are no borders on the Internet, and even language barriers will become of little importance as new Internet software now in development allows customers around the world to view products and receive product information in their native language. Even before that advanced technology is in place, the Company hopes to be able to offer a full range of products to domestic and international customers in urban or rural locations where local availability and wide selections are hard to find.

     If successfully implemented, the Company will have effectively:

        * been recognized as a leader in one-stop Internet shopping; minimized its exposure and risk to the down cycles which occur in specific industries; and

        * increased web site traffic and revenue-generating opportunities by referring potential customers to other
          1stopsale.com web sites or storefronts owned and operated by the Company rather than by a third-party.

Growth of the Internet and Online Commerce

     The Internet is an increasingly significant global medium for communications, content and online commerce, enabling millions of people to share information and conduct business electronically. Growth in Internet usage in recent years has been fueled by a number of factors, including:

        * the large and growing installed base of personal computers in the workplace and home,

        * advances in the performance and speed of personal computers and modems,

        * improvements in network infrastructure and bandwidth;

        * easier and cheaper access to the Internet; and

        * increased awareness of the Internet among businesses and consumers, and the rapidly expanding availability of online content and commerce which increases the value to users of being connected.

     The resulting growth of the Internet and online commerce has created substantial opportunity for companies to conduct business online. It is believed that Internet retailers are able to communicate more effectively with customers by providing the following:

        * visual product presentations;

        * up-to-date pricing and product information;

        * better customer support, including opportunities for customer feedback;

        * product offerings tailored to customer preferences; and

        * electronic billing and payment systems.

Contrast to Traditional Retail Methods

     Store and catalog-based companies make up the traditional retail industry. These retailers' inherent structural limitations may preclude their taking full advantage of two major characteristics of today's marketplace. First, they cannot access the growing worldwide retail marketplace as readily as can e-commerce companies. Second, they simply cannot be as available to each individual customer's increasingly complex and busy daily schedules as can e-commerce companies.

     Additionally, traditional retailers face other challenges in competing against the new e-commerce company:

        * They often incur large fixed costs of operation (building, store personnel, and inventory holding);

        * Fixed costs often dictate that these retailers cannot expand quickly into new geographic regions;

        * Manufacturers and large distributors who compete for scarce traditional retail shelf space incur a significant expense to gain this access, resulting in higher costs for the retailer;

        * Even the very large superstores typically carry only about 4,000 items, and thus face the risk of obsolete inventory;

        * The store-based retailers' merchandising process limits the speed at which they can change their merchandise mix and offer new products. Put simply, they must physically obtain, set up, and display the product before they can sell it;

        * Personnel costs limit the number of hours during which store-based retailers may operate, thereby limiting customer access and convenience;

        * Store-based retailers face challenges in hiring, training and retaining knowledgeable sales staff conversant and up-to-date on the broad array of products they expect to sell;

        * Catalog retailers offer their customers the convenience of shopping from home or the office and more flexible hours of operation, but they are still constrained by catalog mailing, printing and associated expenses, and by the number of items they can feature and the amount of product information they can provide. A typical catalog retailer carries up to 40,000 items, but typically only features 2,000 - 3,000 items in any single catalog; and

        * The entire catalog shopping experience is, in general, neither interactive nor personalized, yet requires extensive personnel support and manual intervention on behalf of the retailer to take and process orders.

     The Company believes that the traditional retailers' business model creates inefficiencies which are exacerbated by, for example, the large quantity of merchandise they carry and the rapidly changing world in which they operate. It is the Company's belief that Internet-based retailers are in an excellent position to capitalize on these limitations by operating a more efficient business model.

     It should be noted that many of these traditional retailers and manufacturers are aware of the advantages of an Internet storefront as outlined previously, and are establishing or has established their Internet presence such as Wal-Mart, Barnes and Noble, the Gap and many others. As more established traditional retail and manufacturing companies expand onto the Internet, the Company will face greater competition which may result in reduced operating margins, loss of market share and a diminished brand franchise.

Internet Solution

     The Company has a good grasp of the main challenges facing the retailing industry and it hope to be able to address those and future challenges by adapting to the environment offered by the Internet. The Company believes that the main advantages of an Internet storefront, which it currently do not have any in operation nor being developed, and of e-commerce in general, are:

     Attractive economics of the Internet storefront -- As an Internet-only retailer, the Company is not constrained by the inherent limitations of store- and catalog-based retailers. Internet retailers enjoy structural economic advantages relative to traditional retailers, including:

        * low-cost and essentially unlimited shelf space;

        * flexible advertising and affordable merchandising opportunities;

        * ability to hire fewer workers;

        * ability to keep pace with a fast-growing customer base by employing scaleable technology and systems; and

        * ability to serve customers around the world from a single, domestic location.

     Customer Convenience and Satisfaction - The Company believes that greater customer convenience will result in increased sales. Online customers will be able to purchase products 24 hours a day, seven days a week from their homes or offices. This convenience will, the Company believes, encourage consumers to purchase more items, enable them to act on impulse and to easily find products that they have found unattainable through traditional retailers.

     Comprehensive Product Selections - The Company hope to be able to offer a broad range of products due to the low-cost and virtually limitless shelf space of an Internet storefront. This will give the Company a significant advantage over traditional retailers, the Company believes, which may find it economically and physically impractical to offer such a large product range.

     Low-Cost Manufacturer Distribution Channel - The Company intends to offer manufacturers "shelf space" within its proposed
Internet storefront with no up-front cost, unlike traditional retailers which often charge suppliers for space within their stores or catalogs. This has three significant benefits:

        * the Company will earn better margins on certain products;

        * manufacturers win additional shelf space without needing to fund up-front costs; and

        * customers are able to purchase products at a competitive price.

     Customer Service Availability -- Customers will benefit from improved support, both before and after making a purchase, via e-mail and telephone. The Company's proposed Internet storefronts will be designed to allow customers to follow the progress of their orders, and having the option to be notified when a desired back ordered product is available for shipment.

     Worldwide Customer Base - The Company hope to be able to offer a complete range of products to customers in domestic and international, rural and urban locations. The worldwide nature of the Internet allows customers to purchase products which are unobtainable in their own local market.

1StopSale.Com Strategy

     As the Company's Internet domain name, 1stopsale.com, implies, the Company plans to be a "web within the web" - a cluster of e-commerce web sites that satisfy consumer needs so completely that the consumer feels little need to venture outside the 1stopsale.com banner.

     The Company's objective is to become the first true Internet e-commerce conglomerate through the following key strategies:

     Building Brand Recognition - The Company believes that building brand recognition of its proposed Internet storefronts is critical to attracting its customer base. Brand recognition starts with the simplicity of its Internet domain name 1stopsale.com. The consumer need make only one stop. 1stopsale.com. The consumer need remember only one name when logging on to the Internet. 1stopsale.com. The various marketing methods to accomplish this will include:

        * developing strategic alliances with various Internet content providers and web sites of interest;

        * the use of general and direct marketing campaigns through the Internet;

        * the creation of a significant number of general and specific "links" from other web sites to the Company's proposed Internet storefronts;

        * the use of targeted non-Internet marketing programs with the aim of generating sales from consumers and businesses; and

        * the creation of repeat business from customers through the use of specialized programs, including "personalization" features.

     Promoting Repeat Business - The Company intends to use a variety of techniques to build customer loyalty and promote repeat buying. These include providing comprehensive information about the products the Company intends to sell, ensuring navigation of its proposed web sites is efficient and includes the ability to search the entire product range, the creation of personalized services and targeted communications and promotions, and the immediate availability of products.

     Development of Strategic Relationships - The Company intends to seek strategic relationships and strategic marketing alliances with popular portals, Internet access providers, search engines, high traffic sites of interest, manufacturers, and technology providers to enhance its proposed Internet storefronts' technology and product assortment, build brand recognition and increase site traffic, and consequently to gain access to online customers and subsequent customer sales. In pursuing these relationships, the Company intends to seek exclusive or semi-exclusive positioning for the sales of its products on key screens of major Internet sites. The alliances will include the creation of affiliate networks and linking programs.

     Technology Focus and Expertise -- The Internet's ability to make instant and low-cost changes to product lines and content should enable the Company to:

        * increase the effectiveness of its merchandising;

        * personalize its customers' experiences; and

        * increase the efficiency of its proposed operations.

     Systems and technologies will be developed by the Company with the aim of personalizing the experience of visitors, both before and after purchase. The Company will aim to develop compelling promotion programs through the use of e-mail, newsletter and store advertising. The Company also intends to use technology to reduce transaction costs and improve the shopping experience of its customers. This will be achieved in the following ways:

        * customer service will be automated using e-mail responses and online indicators of stock availability;

        * improved product management will be achieved using automation to update the merchandise databases, promote particular product lines and provide links to product reviews; and

        * improving communications with suppliers through the automation of purchasing, payment methods and accounting.

The 1StopSale.com Storefronts

     In contrast to most existing e-commerce outlets, the Company's Internet storefront design will be developed to enable purchasers to buy from a variety of products lines from differing departments at once, using one purchase process. Other single-focus e-commerce outlets require that the customer repeat the same purchase process for each desired product category. The Company's customers will enter its proposed Internet storefronts through www.1stopsale.com or through specific sites with addresses that are both easy to remember and relevant to the type of product it intends to offer. Examples include: books.1stopsale.com, music.1stopsale.com, dvds.1stopsale.com, pcs.1stopsale.com and macs.1stopsale.com.

     All the Company's e-commerce web sites will be designed to accommodate new or returning customers who want to quickly purchase a particular product at an attractive price and customers who have more casual interests in browsing or information but who will hopefully become regular customers. Satisfying both classes of visitors is a challenge, but the Company believes web sites that accomplish this goal are in a strong competitive position.

     1stopsale.com proposed Internet storefronts will follow the Internet commerce convention of the "shopping basket" which allows customers to select and order multiple products without interrupting the process of browsing and searching. The "shopping basket" environment is a familiar one to experienced Internet shoppers and, as its name suggests, is familiar and comfortable for new users.

     At any time, customers may add or remove purchases from their "basket", and the knowledge that they can browse and select a number of products without committing to the purchases encourages them to pick up and consider many products during their visit.

     A customer who is ready to "check out" may review and finalize the content of their "basket" before activating the button that takes them to a secure server area. There, they enter their shipping information and preferences. Returning customers may be relieved, if they choose, of much of this task, because the server remembers their personal information such as credit card numbers and shipping addresses. The Company believes that most customers will use the secure server to enter credit card information and receive confirmation of the order and card verification. Some may opt to give this information by telephone. They will receive an order number to make only a brief call necessary. The Company will also allow customers the option of ordering and receiving product information by telephone at any time.

     The order processing server will be designed to also keep track of individual customer buying habits and preferences such as brand and may invite customers to indicate if they wish to receive newsletters and notification of special offers and promotions.


     Customers who have placed orders receive e-mail confirmation of the order, as well as e-mail updates as the order progresses through processing and shipping.

Marketing and Promotion

     The Company's marketing strategy is to promote, advertise and increase its brand visibility with the aim of attracting more customers. Multiple channels will be used, including:

        * the development of strategic alliances with major portal sites;

        * advertising on leading Internet sites and other media worldwide;

        * developing its affiliate network and linking programs; and

        * direct marketing.

     The Company will use multiple marketing channels with the aim of reducing reliance on any one source of customers, lowering customer acquisition costs, and maximizing brand recognition.

     Strategic Alliances - The Company intends to pursue strategic relationships in order to build its presence on the Internet, increase its access to online customers, expand brand awareness, and enhance the underlying technology of its proposed Internet storefronts. In pursuing these relationships, the Company intends to seek exclusive or semi-exclusive positioning for the sales of computer related products on key pages of major Internet sites.

     Online Advertising - The Company intends to utilize numerous online sales and marketing techniques to build brand recognition and drive traffic to its proposed Internet storefronts. These techniques will include banner advertising on various high-traffic Internet sites. Such banner advertisements can be permanently displayed for designated periods of time or displayed when a user searches for information relating to certain keywords (e.g. "Steven King" or "the Beatles").

     Direct Marketing - The Company believes that the Internet provides additional opportunities for direct marketing to its customers through a variety of mechanisms, and it will explore direct marketing opportunities to target customers with customized offers such as an e-mail newsletter, special product offers and preferred customer offers.

     Internet Linking - The Company believes it is important to create as many Internet "links" as possible to its proposed Internet storefronts. The Company intends to use an aggressive linking program from search engines, manufacturers' web sites, community, affinity and personal home pages.

     Customer Service - The Company believes the strength of its customer support and service will play an important role in its ability to establish long-term relationships with customers, encouraging repeat visits and purchases. Customer support and service personnel are responsible for handling general customer inquiries, answering questions about the ordering process, and investigating the status of orders, shipments and payments.

Distribution and Fulfillment

     The Company does not carry any inventory and rely exclusively on third party vendors for distribution and fulfillment (the "fulfillment center"). The Company believes that this distribution strategy allows it to offer extensive selection while avoiding the high costs and capital requirements associated with owning and warehousing product inventory and the significant operational effort associated with same-day shipment.

     The Company's distribution system will be based on its supplier's fulfillment system. Typically, the Company transmit data to the fulfillment center collected by its proposed Internet storefronts through a secure network to ensure customer security and data integrity. The fulfillment center picks, packs and ships customer orders and charges us for merchandise, shipping and handling. The Company charges its customers only after orders are shipped and verified through the fulfillment center. Customer billing is expected to be performed through a third-party credit card processor.

     As of the date of this report, the Company has not selected or contracted with any suppliers to provide fulfillment services of the goods that it intends to sell through its proposed Internet storefronts. However, the Company has narrowed down several large distribution and fulfillment facilities specializing in books, entertainment and computer products but it does not intend to contract with any single supplier until it is able to complete the offering.

Competition

     The electronic commerce industry is new, rapidly evolving and intensely competitive. Competition will likely intensify in the future. Barriers to entry are minimal; current and new competitors can launch sites at a relatively low cost. Each Internet storefront will compete based upon its ability to:

        * establish and maintain brand recognition and trust-worthiness;

        * attract and retain customers;

        * maintain depth and breadth in product selection;

        * accomplish low or competitive product pricing;

        * provide educational and authoritative information; and

        * provide responsive customer service.

     Many of the Company's current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources. As the use of the Internet and other electronic services grows, online retailers may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies. Competitors have and may continue to adopt aggressive polices with regard to pricing or inventory availability. They also may devote substantially more resources to web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. Industry consolidation may also increase competition.

Intellectual Property

     The Company claims common law trademark for its logo, corporate name, and Internet storefronts - www.1stopsale.com, books.1stopsale.com, music.1stopsale.com, dvds.1stopsale.com, pcs.1stopsale.com, and macs.1stopsale.com.

Government Regulations

     The Company does not currently face direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses.

     Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the U.S. and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may be applicable to us in areas including content, network security, encryption, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues including property ownership, content, taxation, defamation and personal privacy is uncertain.

     The majority of laws that currently regulate the Internet were adopted before the widespread use and commercialization of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Any export or import restrictions, new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase the Company's cost of doing business or increase its legal exposure. Any of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

     Violations of local laws may be alleged or charged by state or foreign governments and the Company may unintentionally violate local laws and local laws may be modified, or new laws enacted, in the future. Any of these developments could have a material adverse effect on the Company's business, results of operations and financial condition.

Employees

     Initially, the Company's only employee will be William Tay, its President, who anticipates spending approximately 15 hours per week of his time to the Company's affairs.

     Management believes that the Company's success will depend, in part, upon its ability to attract and retain qualified employees, technical consultants and management personnel. Competition for qualified personnel in the industry in which the Company competes is intense. The Company is unable to provide any assurance or guarantee that it will be able to attract, integrate or retain sufficiently qualified personnel. The Company's inability to retain additional qualified personnel in the future could harm its business and operating results.

Risk Factors

     The Company's business is subject to numerous risk factors, including the following:

Recently Organized with No Operating History Which Makes an
Evaluation of the Company Difficult.

     The Company was organized on October 5, 1999 and it is a start-up company. The Company has no operating history and it does not have any business prior to its organization. There is nothing at this time on which to base an assumption that the Company's business plans will prove successful, and there is no assurance that it will be able to operate profitably.

Because of the Company's Lack of Funds and past Losses, its Accountants' Audit Report Indicates There Is Substantial Doubt about its Ability to Continue as a Going Concern.

     The Company's independent certified public accountants have pointed out that the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Therefore, the Company's ability to continue as a going concern is highly dependent upon obtaining additional financing for its planned operations.

The Company's Success Is Dependent on its Management Who Has Limited Experience and Will Not Spend Full Time Working for the Company
Which Makes its Future Even More Uncertain.

     As compared to many other public companies, the Company does not presently have a depth of managerial and technical personnel. The Company's management has only limited experience with the business proposed to be engaged in by the Company. Furthermore, William Tay, the Company's sole officer and director will not be employed full time, at least initially, as he is involved with other businesses and have other interests which could give rise to conflicts of interest with respect to the business of and the amount of time devoted to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company presently has no office facilities but for the time being will use the office facilities of William Tay, its President, in Philadelphia, PA, on a rent free basis as its principal place of business. The Company will reimburse the officers and employees for any additional, out of pocket expenses reasonably and actually incurred on behalf of the Company. Management does not intend to seek other office arrangements immediately upon completion of the offering, but will seek such arrangements at such time in the future as the Company's business requires more extensive facilities, which is not anticipated in the immediate future. The Company may use a portion of any proceeds of its offering for such purpose, if and as needed.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     No public market currently exists for the Company's shares.

Stockholders

     The Company has 26 holders of record of its common shares.

Dividends

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Delaware corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operations

     The Company was incorporated on October 5, 1999. The Company has not commenced planned principal operations and is considered a development stage enterprise. The Company has no significant assets, no active business operations and no results therefrom. To date, activities have been limited to organizational matters, designing of its web sites, the preparation and filing of a registration statement to register a public offering of its securities and the sale of those securities to investors without the selling expertise of an underwriter.

     Management's plan of operation for the next twelve months is to use the offering proceeds primarily to develop several fully functional, interactive Internet books and music retail web sites, acquiring computer and office equipment, and otherwise provide operating capital during the start up period of operations until the Company can begin generating revenues from operations to thereafter cover ongoing expenses. Also during this time, the Company expects to hire several employees in the areas of web designing, Windows NT network administration and a computer programmer proficient in Microsoft's VisualBasic, ASP and SiteServer Commerce technologies. The Company is totally dependent upon the offering proceeds for the ability to commence its intended business operations.

     There is absolutely no assurance that the Company will be able, with the proceeds of the offering, to successfully develop its proposed business. At this time, no assurances can be given with respect to the length of time after commencement that it will be necessary to fund operations from proceeds of the offering.

     Depending on the total amount raised in the offering, the Company believes that the net proceeds from the offering will provide working capital for one year after commencement of operations. However, there is no assurance of this. If the Company is unsuccessful, investors will have lost their money and the Company will not attempt to pursue further efforts with respect to such business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders meeting to decide whether to liquidate the company or what direction it will pursue, if any. However, the Company presently have no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance the Company could become involved with any other business venture, especially any business venture requiring significant capital.

Liquidity and Capital Resources

     Presently the Company's liquid resources are not sufficient to pay all of the costs related to the preparation and filing of quarterly and periodic reports imposed by Section 13(a) of the Securities Exchange Act. The Company is dependent on completing the offering successfully in order to obtain the funding necessary to implement its business plan as outlined above. The Company's auditors have issued a "going concern" opinion in Note 5 of its audited financial statements which forms a part of this report, indicating that the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. The Company has accumulated $47,638 in losses since inception through December 31, 2000, as indicated in its audited financial statements. These factors raise substantial doubt in the Company's ability to continue as a going concern. If the Company is unable to raise the funds in the offering during the next twelve months, the Company will not remain as a viable going concern and investors may lose their entire investment.

     To the extent the Company is able to obtain substantial capital for its use and purposes from the offering, the Company will be able to move out of the planning stage and proceed with implementing its business plan

ITEM 7.  FINANCIAL STATEMENTS.












                     1STOPSALE.COM HOLDINGS INC.
                    [A Development Stage Company]

                         FINANCIAL STATEMENTS

                          DECEMBER 31, 2000














                    PRITCHETT, SILER & HARDY, P.C.
                     CERTIFIED PUBLIC ACCOUNTANTS





                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]


                                    CONTENTS

                                                                      Page
                                                                      ----
-  Independent Auditors' Report                                          1


-  Balance Sheet December 31, 2000                                       2


-  Statement of Operations, for the year ended
     December 31, 2000 and for the periods from
     inception on October 5, 1999 through
     December 31, 1999 and 2000                                          3


-  Statement of Stockholders' Equity, from inception
     on October 5, 1999 through December 31, 2000                        4


-  Statement of Cash Flows, for the year ended
     December 31, 2000 and for the periods from
     inception on October 5, 1999 through
     December 31, 1999 and 2000                                          5


-  Notes to Financial Statements                                       6-8













                    PRITCHETT, SILER & HARDY, P.C.
                     CERTIFIED PUBLIC ACCOUNTANTS
                    555 EAST 200 SOUTH, SUITE 250
                      SALT LAKE CITY, UTAH 84102
                  (801) 328-2727 - FAX (801) 328-1123


                     INDEPENDENT AUDITORS' REPORT


Board of Directors
1STOPSALE.COM HOLDINGS INC.
Philadelphia, PA


We have audited the accompanying balance sheet of 1StopSale.com Holdings Inc. [a development stage company] at December 31, 2000 and the related statement of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the periods from inception on October 5, 1999 through December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of 1StopSale.com Holdings Inc. [a development stage company] as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and the periods from inception on October 5, 1999 through December 31, 1999 and 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that 1StopSale.com Holdings Inc. will continue as a going concern. As discussed in Note 5 to the financial statements, 1StopSale.com Holdings Inc. was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

March 5, 2001
Salt Lake City, Utah

                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]


                                  BALANCE SHEET



                                     ASSETS


                                                         December 31,
                                                             2000
                                                        -------------
CURRENT ASSETS:
  Cash in bank                                          $       2,192
                                                        -------------
             Total Current Assets                               2,192

PROPERTY AND EQUIPMENT, net                                     2,362

OTHER ASSETS:
  Deferred Stock Offering Costs                                46,781
                                                        -------------
                                                        $      51,335
                                                        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                      $         420
  Accounts payable - related party                              1,298
                                                        -------------
        Total Current Liabilities                               1,718
                                                        -------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   0 shares issued and outstanding                                  -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   11,928,775 shares issued
   and outstanding                                             11,929
  Capital in excess of par value                               85,326
  Deficit accumulated during the
    development stage                                         (47,638)
                                                        -------------
        Total Stockholders' Equity                             49,617
                                                        -------------
                                                        $      51,335
                                                        =============

The accompanying notes are an integral part of this financial statement.

                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]


                             STATEMENT OF OPERATIONS

                                                              From Inception
                                                               on October 5,
                                        For the                1999 Through
                                       Year Ended              December 31,
                                      December 31,       -------------------------
                                          2000              1999          2000
                                      -----------        -----------   -----------
REVENUE                               $         -        $         -   $         -

EXPENSES
   Selling                                 18,255                  -        18,255
   General and Administrative              29,255                128        29,383
                                      -----------        -----------   -----------
LOSS BEFORE INCOME TAXES                  (47,510)              (128)      (47,638)

CURRENT TAX EXPENSE                             -                  -             -

DEFERRED TAX EXPENSE                            -                  -             -
                                      -----------        -----------   -----------
NET LOSS                              $   (47,510)       $      (128)  $   (47,638)
                                      ===========        ===========   ===========
LOSS PER COMMON SHARE                 $      (.00)       $      (.00)  $      (.00)
                                      ===========        ===========   ===========


The accompanying notes are an integral part of this financial statement.


                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FROM THE DATE OF INCEPTION ON OCTOBER 5, 1999

                            THROUGH DECEMBER 31, 2000

                                                                                         Deficit
                                                                                       Accumulated
                                  Preferred Stock        Common Stock      Capital in   During the
                               --------------------- --------------------- Excess of   Development
                                  Shares     Amount     Shares    Amount   Par Value      Stage
                               ----------- --------- ----------- --------- ----------  -----------
BALANCE, October 5, 1999                -  $      -           -  $      -  $       -   $        -

Issuance of 11,500,000
  shares common stock for
  cash at $.001 per share,
  October, 1999                         -         -  11,500,000    11,500          -            -

Net loss for the period ended
  December 31, 1999                     -         -           -         -          -         (128)
                               ----------- --------- ----------- --------- ----------  -----------
BALANCE, December 31,
  1999                                  -         -  11,500,000    11,500          -         (128)

Issuance of 426,275
  shares common stock
  for services valued at
  $85,255 or $.20 per
  share, September through
  December 2000                         -         -     426,275       426     84,829            -

Issuance of 2,500 shares
  common stock for
  cash at $.20 per share,
  September 5, 2000                     -         -       2,500         3        497            -

Net loss for the year ended
  December 31, 2000                     -         -           -         -          -      (47,510)
                               ----------- --------- ----------- --------- ----------  -----------
BALANCE, December 31,
  2000                                  -  $      -  11,928,775  $ 11,929  $  85,326   $  (47,638)
                               =========== ========= =========== ========= ==========  ===========


The accompanying notes are an integral part of this financial statement.


                           1STOPSALE.COM HOLDINGS INC.
                          [A Development Stage Company]

                             STATEMENT OF CASH FLOWS

                         NET INCREASE (DECREASE) IN CASH


                                                                                       From Inception
                                                                                        on October 5,
                                                                 For the                1999 Through
                                                                Year Ended              December 31,
                                                               December 31,       -------------------------
                                                                   2000              1999          2000
                                                               -----------        -----------   -----------
Cash Flows to Provided by Operating Activities:
  Net loss                                                     $   (47,510)       $      (128)  $   (47,638)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
     Non cash expense - Stock issued for services                   38,474                  -        38,474
     Depreciation expense                                              124                  -           124
     Changes in assets and liabilities:
       Accounts payable - related party                              1,298                  -         1,298
       Accounts payable                                                317                103           420
                                                               -----------        -----------   -----------
        Net Cash Provided (Used) by Operating Activities            (7,297)               (25)       (7,322)
                                                               -----------        -----------   -----------
Cash Flows Provided by Investing Activities
   Payments for property and equipment                              (2,486)                 -        (2,486)
                                                               -----------        -----------   -----------
        Net Cash Provided by Investing Activities                   (2,486)                 -        (2,486)
                                                               -----------        -----------   -----------
Cash Flows Provided by Financing Activities:

Proceeds from issuance of common stock                                 500             11,500        12,000
                                                               -----------        -----------   -----------
        Net Cash Provided by Financing Activities                      500             11,500        12,000
                                                               -----------        -----------   -----------
Net Increase in Cash                                                (9,283)            11,475         2,192

Cash at Beginning of Period                                         11,475                  -             -
                                                               -----------        -----------   -----------
Cash at End of Period                                          $     2,192        $    11,475   $     2,192
                                                               ===========        ===========   ===========

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
   Interest                                                    $         -        $         -   $         -
   Income taxes                                                $         -        $         -   $         -


Supplemental Schedule of Noncash Investing and
    Financing Activities:

      For the year ended December 31, 2000:
           The Company issued 426,275 shares of common stock for services rendered, valued at $85,255.

      For the period from inception on October 5, 1999 through December 31, 1999:
           None


The accompanying notes are an integral part of this financial statement.

                     1STOPSALE.COM HOLDINGS INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - 1StopSale.com Holdings Inc. (the Company) was organized under the laws of the State of Delaware on October 5, 1999. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in building a broad network of Internet based retail operating companies, joint ventures, strategic alliances and partnerships. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Property, and Equipment - Property, and equipment are recorded at cost. Depreciation is calculated using the straight-line method and is based upon estimated useful lives of the assets [See Note 2].

Organization Costs - Organization costs, which reflects amounts expended to organize the Company, amounted to $103 and were expensed during the period ended December 31, 1999.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting
Standards No. 128, "Earnings Per Share". [See Note 6]

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. Advertising expense for the year ended December 31, 2000 is $18,255 and for the period from inception on October 5, 1999 through December 31, 1999 is zero.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting
Standards No. 128, "Earnings Per Share" [See Note 7].

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfer of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133), ", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS
No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                     1STOPSALE.COM HOLDINGS INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 2 - EQUIPMENT

Property and equipment consists of the following:

                                              December 31,
                                                  2000
                                              ------------
        Office equipment                      $      2,486

        Less: Accumulated Depreciation                 124
                                              ------------
              Net Equipment                   $      2,362
                                              ============

Depreciation expense for the year ended December 31, 2000 was $124.

NOTE 3 - CAPITAL STOCK

Preferred Stock - The Company has authorized 500,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2000.

Common Stock - During October 1999, in connection with its organization, the Company issued 11,500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $11,500 (or $.001 per share).

The Company is in the process of making a public offering of 5,000,000 shares of its previously authorized but unissued common stock. The Company has filed a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. An offering price of $.20 per share has arbitrarily been determined by the Company. The offering is managed by the Company without any underwriter. The Company is having officers of the Company sell the shares without any discounts or other commissions.

From September through December 2000, the Company issued 426,275 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered valued at $85,255 (or $.20 per share). A portion of these services ($46,781) were related to the proposed public stock offering and accordingly the expense has been deferred as stock offering costs.

In September 2000, the Company issued 2,500 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $500 (or $.20 per share).

                     1STOPSALE.COM HOLDINGS INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $47,000 which may be applied against future taxable income and which expire in 2019 and 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $16,000 and $40 as of December 31, 2000 and 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $15,960 during 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - As of December 31, 2000, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her offices as a mailing address, as needed, at no expense to the Company.

Accounts Payable - Related Party - As of December 31, 2000, an officer/shareholder of the Company has invoiced the Company $4,889 for equipment, services, postage, office supplies, and fees. A payment of $3,591 was made December 18, 2000 leaving a balance of $1,298 owing at December 31, 2000.

Consulting/Bookkeeping - The Company issued 125,000 shares of common stock to a relative of an officer/shareholder of the Company for consulting and bookkeeping services rendered, valued at $25,000 or $.20 per share.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                     1STOPSALE.COM HOLDINGS INC.
                    [A Development Stage Company]

                    NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                                                  From Inception
                                                                   on October 5,
                                            For the                1999 Through
                                          Year Ended               December 31,
                                          December 31,       -------------------------
                                             2000               1999          2000
                                          -----------        -----------   -----------
Loss from continuing operations
available to common shareholders
(numerator)                               $   (47,510)       $      (128)  $   (47,638)
                                          ===========        ===========   ===========

Weighted average number of
common shares outstanding used
in loss per share for the period
(denominator)                              11,586,493         11,500,000    11,544,495
                                          ===========        ===========   ===========

NOTE 8 - SUBSEQUENT EVENTS

Public Stock Offering - The Company is in the process of making a public offering of 5,000,000 shares of its previously authorized but unissued common stock. The Company has file a registration statement with the United States Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933. An offering price of $.20 per share has been arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The Company plans to have officers of the Company sell the shares without any discounts or other commissions. Stock offering costs of $46,781 have been incurred as of December 31, 2000 and will be deferred and offset against the proceeds of the offering.

Stock for Services - Subsequent to December 31, 2000, the Company has issued an additional 125,000 shares of its previously authorized, but unissued common stock for services rendered valued at $25,000 (or $.20 per share).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                              PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT.

     The Company currently has one Director and Officer as follows:

 Name                    Age         Positions and Offices Held
 ----                    ---         --------------------------
 William Tay             30          President, Secretary-
                                     Treasurer & Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     William Tay, is the founder of the Company. Mr. Tay has been the President, Secretary-Treasurer and Director since the Company's inception on October 5, 1999. Previously, Mr. Tay was self-employed since 1994 where he designed and programmed numerous web sites for searching the Internet. Besides web programming, Mr. Tay is also the founder and sole owner of Com2000.net Inc., founded on September 1997, a Windows NT Web presence provider based in Philadelphia, PA. Mr. Tay has more than 5 years of Windows NT, Network Administration, HTML, Java, and CGI Perl programming experience. Mr. Tay has been involved in Internet technologies since 1994. Prior to 1994, Mr. Tay was a licensed NASD Series 7 Registered Representative.

     Mr. Tay initially will devote up to approximately 15 hours per week of his time to the Company's affairs. If and when the Company's business operations increase and a more extensive time commitment is needed, he is prepared to devote more time even on a full-time basis.

Indemnification of Directors and Officers

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of Directors, in its discretion, shall have the power on behalf of the Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10.  EXECUTIVE COMPENSATION.

      The Company's sole director do not currently receive and has never receive any compensation for serving as a director to date. In addition, at present, there are no ongoing plans or arrangements for compensation of any of the Company's officers. However, the Company expect to adopt a plan of reasonable compensation to its officers and employees when and if the Company becomes operational and profitable.

      The following table sets forth all compensation awarded to, earned by, or paid for services rendered to the Company in all capacities during the period ended December 31, 2000, by William Tay the Company's sole executive officer whose salary and bonus for the period exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

Name and                 Fiscal                        Other Annual
Principal Position       Year       Salary    Bonus    Compensation
----------------------   ----       ------    -----    ------------

William Tay, President   2000        -0-       -0-          -0-
                         1999        -0-       -0-          -0-

     The Company has no employment agreements with any persons. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth each person known by the Company to be the beneficial owner of five percent (5%) or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address         Title of    Amount of Beneficial    Percentage
of Beneficial Owner       Class           Ownership           of Class
-------------------      --------    --------------------    ----------
William Tay
1422 Chestnut St.
Suite #410, 4th floor
Philadelphia, PA 19102    Common         11,500,000             96%

All Executive Officers
and Directors as a
Group (1 Person)          Common         11,500,000             96%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the Company's organization, William Tay, the founding shareholder, its President, Secretary-Treasurer and Director, paid an aggregate of $11,500 cash to purchase 11,500,000 shares of its common stock.

     It is contemplated that the Company may enter into certain transactions with its officers, directors or affiliates which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

     The Company presently has no office facilities but for the time being it will use as its business address the office of William Tay on a rent free basis, until such time as its business operations may require more extensive facilities and it has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time.

     The Company has no formal written employment agreement or other contracts with its officers, and there is no assurance that the services to be provided by them, and facilities to be provided by William Tay, will be available for any specific length of time in the future. William Tay anticipates initially devoting up to approximately 20% of his time to the Company's affairs. If and when the Company's business operations increase and a more extensive time commitment is needed, William Tay is prepared to devote more time to the Company's affairs, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements would be determined if and when such arrangements become necessary.

Conflicts of Interest

     Other than as described herein the Company is not expected to have significant further dealings with affiliates. However, if there are such dealings the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with an unrelated third person. Presently no officer or director of the Company has any transactions which they contemplate entering into with the Company, aside from the matters described herein.

     Management will attempt to resolve any conflicts of interest that may arise in favor of the Company. Failure to do so could result in fiduciary liability to management.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         (3.1) Articles of Incorporation filed as an exhibit to the Company's registration statement on Form SB-2 filed on December 27, 1999, and incorporated herein by reference.

         (3.2) Bylaws filed as an exhibit to the Company's registration statement on Form SB-2 filed on December 27, 1999, and incorporated herein by reference.

     (b) Reports on Form 8-K.

               Form    Item #     Description       Filing Date
               ----    ------     -------------     ---------------
               8-K     5          Press release     October 2, 2000


                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    1StopSale.com Holdings Inc.

                                    By: /s/ William Tay
                                    ---------------------------------
                                    William Tay
                                    President and Secretary/Treasurer
                                    Chief Executive Officer and
                                    Chief Financial Officer

                                    Date: March 29, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature         Title                                Date
---------         -----                                ----

/s/ William Tay   President and Secretary/Treasurer    March 29, 2001
---------------   Chief Executive Officer and
William Tay       Chief Financial Officer