Form 10QSB
period 2001-03-31
1STOPSALE COM HOLDINGS INC
filed 2001-05-14
CIK 1099358

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            March 31, 2001

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


       1422 Chestnut Street, Suite #410, Philadelphia, PA 19102
       --------------------------------------------------------
               (Address of principal executive offices)

                        (215) 569-9176 Ext. 10
                        ----------------------
            (Issuer's telephone number, including area code)

                            Not Applicable
                            --------------
          (Former name, former address and former fiscal year,
                     if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  [X] Yes   [ ] No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                   Outstanding at March 31, 2001
Common Stock, par value $.001                12,053,775

                          TABLE OF CONTENTS
                          -----------------

                                                            Page
                                                            ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements                              3

           Balance Sheet                                     3
           Statement of Operations                           4
           Statement of Cash Flows                           5
           Notes to Financial Statements                     6

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                 9

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                 11
Item 2.    Changes in Securities                             11
Item 3.    Defaults on Senior Securities                     11
Item 4.    Submission of Matters to a Vote of Security
           Holders                                           11
Item 5.    Other Information                                 11
Item 6.    Exhibits and Reports on Form 8-K                  11

Signatures                                                   11

                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)


                            BALANCE SHEET
                             (Unaudited)


                                ASSETS

                                                         March 31,
                                                           2001
                                                         ---------

CURRENT ASSETS:
  Cash in bank                                           $   1,628
                                                         ---------
        Total Current Assets                                 1,628

PROPERTY AND EQUIPMENT, net                                  2,362

OTHER ASSETS:
  Deferred Stock Offering Costs                             71,781
                                                         ---------
                                                         $  75,771
                                                         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - related party                           1,722
                                                         ---------
        Total Current Liabilities                            1,722
                                                         ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   0 shares issued and outstanding                               -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   12,053,775 shares issued
   and outstanding                                          12,054
  Capital in excess of par value                           110,201
  Deficit accumulated during the
   development stage                                       (48,206)
                                                         ---------
        Total Stockholders' Equity                          74,049
                                                         ---------
                                                         $  75,771
                                                         =========


The accompanying notes are an integral part of these unaudited financial statements.

                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)


                       STATEMENT OF OPERATIONS
                             (Unaudited)

                                                        From Inception
                                 Three Months         on October 5, 1999
                                 Ended March 31        Through March 31
                               2000         2001             2001
                             --------     --------     -----------------

REVENUE                      $     -      $     -          $       -

EXPENSES:
  Selling                          -            -             18,255
  General and Administrative   1,503          568             29,951

LOSS BEFORE INCOME TAXES      (1,503)        (568)           (48,206)

CURRENT TAX EXPENSE                -            -                  -

DEFERRED TAX EXPENSE               -            -                  -
                             --------     --------         ----------
NET LOSS                     $(1,503)     $  (568)         $  48,206
                             ========     ========         ==========
LOSS PER COMMON SHARE        $  (.00)     $  (.00)         $    (.00)
                             ========     ========         ==========


The accompanying notes are an integral part of these unaudited financial statements.

                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)


                       STATEMENT OF CASH FLOWS
                             (Unaudited)

                   NET INCREASE (DECREASE) IN CASH


                                                                From Inception
                                         Three Months         on October 5, 1999
                                         Ended March 31        Through March 31
                                       2000         2001             2001
                                     --------     --------    ------------------

Cash Flows Provided by Operating
 Activities:
  Net loss                           $(1,503)     $  (568)        $ (48,206)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Non cash expense - Stock
  issued for services                      -            -            38,474
  Depreciation expense                     -            -               124
  Changes in assets and liabilities:
   Accounts payable-related party                     424             1,722
   Accounts payable                                  (420)                -
                                      -------     --------        ----------
    Net Cash Provided (Used)
     By Operating Activities          (1,503)        (564)           (7,886)
                                      -------     --------        ----------

Cash Flows Provided by Investing
  Actvities:
    Payments for property and
      Equipment                            -            -            (2,486)
                                      -------     --------        ----------
    Net Cash Provided by Investing
      Activities                           -            -            (2,486)
                                     --------     --------        ----------

Cash Flows Provided by Financing
  Activities:

Proceeds from issuance of common
  Stock                                    -            -            12,000
                                     --------     --------        ----------
    Net Cash Provided by Financing
      Activities                           -            -            12,000
                                     --------     --------        ----------

Net Increase (Decrease) in Cash       (1,503)        (564)            1,628

Cash at Beginning of Period           11,500        2,192                 -
                                     --------     --------        ----------
Cash at End of Period                $ 9,997      $ 1,628         $   1,628
                                     ========     ========        ==========

The accompanying notes are an integral part of these unaudited financial statements.

                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF THE BUSINESS

1StopSale.com Holdings Inc. (the "Company") was organized under the laws of the State of Delaware on October 5, 1999. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in building a broad network of Internet based retail operating companies, joint ventures, strategic alliances and partnerships. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

NOTE 2 - GOING CONCERN

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Loss Per Share - Primary Loss Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements.

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

                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

NOTE 4 - CAPITAL STOCK

Preferred Stock - The Company has authorized 500,000 share of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2001.

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

From September 2000 through March 2001, the Company issued 426,275 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered valued at $85,255 (or $.20 per share). A portion of these services ($71,781) were related to the proposed public stock offering and accordingly the expense has been deferred as stock offering costs.

                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


In September 2000, the Company issued 2,500 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $500 (or $.20 per share).

NOTE 5 - INCOME TAXES

The Company has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

The Company shares office space and telephone services from the President of the Company at no charge.

NOTE 6 - FISCAL YEAR END

The Company's fiscal year end is December 31st.

NOTE 7 - RELATED PARTY TRANSACTIONS

Management Compensation - As of March 31, 2001, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his/her offices as a mailing address, as needed, at no expense to the Company.

Accounts Payable - Related Party - For the quarter ending March 31, 2001, an officer/shareholder of the Company has invoiced the Company $424 for postage, office supplies, and fees, leaving a balance of $1,722 owing at March 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     Management's plan of operation for the next twelve months is to use the offering proceeds primarily to develop several fully functional, interactive Internet books, music and other retail web sites, acquiring computer and office equipment, and otherwise provide operating capital during the start up period of operations until the Company can begin generating revenues from operations to thereafter cover ongoing expenses. Also during this time, the Company expects to hire several employees in the areas of web designing, Windows NT network administration and a computer programmer proficient in Microsoft's VisualBasic, ASP and SiteServer Commerce technologies. The Company is totally dependent upon the offering proceeds for the ability to commence its intended business operations.

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

Liquidity and Capital Resources

     Presently the Company's liquid resources are not sufficient to pay all of the costs related to the preparation and filing of quarterly and periodic reports imposed by Section 13(a) of the Securities Exchange Act of 1934. The Company is currently in the process of raising capital to fund its business plan. In the event the Company is not successful in raising such capital, it will never commence active operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following:
(i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations;
(vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

     The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None.

         (b) Reports on Form 8-K

             None.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              1STOPSALE.COM HOLDINGS INC.
                              (Registrant)


                              /s/ William Tay
                              ----------------------------------
                              By:  William Tay
                              Its: President, Chief Executive Officer
                                   Secretary, Treasurer and Director

Date: May 11, 2001