Form 10QSB/A
period 2001-03-31
1STOPSALE COM HOLDINGS INC
filed 2001-05-16
CIK 1099358

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-QSB/A
(Mark One)

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

                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)


                       STATEMENT OF OPERATIONS
                             (Unaudited)

                                                        From Inception
                                 Three Months         on October 5, 1999
                                 Ended March 31        Through March 31
                               2000         2001             2001
                             --------     --------     -----------------

REVENUE                      $     -      $     -          $       -

EXPENSES:
  Selling                          -            -             18,255
  General and Administrative   1,503          568             29,951

LOSS BEFORE INCOME TAXES      (1,503)        (568)           (48,206)

CURRENT TAX EXPENSE                -            -                  -

DEFERRED TAX EXPENSE               -            -                  -
                             --------     --------         ----------
NET LOSS                     $(1,503)     $  (568)         $ (48,206)
                             ========     ========         ==========
LOSS PER COMMON SHARE        $  (.00)     $  (.00)         $    (.00)
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

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.

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