Form 10QSB
period 2001-06-30
1STOPSALE COM HOLDINGS INC
filed 2001-08-13
CIK 1099358

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2001
                            -------------

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 0-31505
                                            -------

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

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                    Outstanding at June 30, 2001
Common Stock, par value $.001                 12,078,775

                          TABLE OF CONTENTS
                          -----------------

                                                            Page
                                                            ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements                               3

           Balance Sheet                                      3
           Statement of Operations                            4
           Statement of Cash Flows                            5
           Notes to Financial Statements                      6

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                  7

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                  9
Item 2.    Changes in Securities                              9
Item 3.    Defaults on Senior Securities                      9
Item 4.    Submission of Matters to a Vote of Security
           Holders                                            9
Item 5.    Other Information                                  9
Item 6.    Exhibits and Reports on Form 8-K                   9

Signatures                                                    9

                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The Company's Financial Statements are filed herewith.


                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)


                            BALANCE SHEET
                             (Unaudited)


                                ASSETS

                                                         June 30,
                                                           2001
                                                         ---------

CURRENT ASSETS:
  Cash in bank                                           $   1,439
                                                         ---------
        Total Current Assets                                 1,439

PROPERTY AND EQUIPMENT, net                                  2,362

OTHER ASSETS:
  Deferred Stock Offering Costs                             76,781
                                                         ---------
                                                         $  80,582
                                                         =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                           2,623
  Accounts payable - related party                           1,722
                                                         ---------
        Total Current Liabilities                            4,345
                                                         ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   500,000 shares authorized,
   0 shares issued and outstanding                               -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   12,078,775 shares issued
   and outstanding                                          12,079
  Capital in excess of par value                           115,176
  Deficit accumulated during the
   development stage                                       (51,018)
                                                         ---------
        Total Stockholders' Equity                          76,237
                                                         ---------
                                                         $  80,582
                                                         =========


      Read the accompanying notes to the financial statements.


                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)


                       STATEMENT OF OPERATIONS
                             (Unaudited)

                                                                                 From Inception
                                 Three Months              Six Months          on October 5, 1999
                                 Ended June 30            Ended June 30         Through June 30,
                               2000         2001        2000         2001             2001
                             --------     --------    --------     --------    ------------------
REVENUE                      $     -      $     -     $     -      $     -         $       -

EXPENSES:
  Selling                          -            -           -            -            18,255
  General and Administrative     525        2,812       2,028        3,380            32,763

LOSS BEFORE INCOME TAXES        (525)      (2,812)     (2,028)      (3,380)          (51,018)

CURRENT TAX EXPENSE                -            -           -            -                 -

DEFERRED TAX EXPENSE               -            -           -            -                 -
                             --------     --------    --------     --------        ----------
NET LOSS                     $  (525)     $(2,812)    $(2,028)     $(3,380)        $ (51,018)
                             ========     ========    ========     ========        ==========
LOSS PER COMMON SHARE        $  (.00)     $  (.00)    $  (.00)     $  (.00)        $    (.00)
                             ========     ========    ========     ========        ==========


      Read the accompanying notes to the financial statements.


                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)


                       STATEMENT OF CASH FLOWS
                             (Unaudited)

                   NET INCREASE (DECREASE) IN CASH

                                                                From Inception
                                          Six Months          on October 5, 1999
                                         Ended June 30         Through June 30,
                                       2000         2001             2001
                                     --------     --------    ------------------
Cash Flows Provided by Operating
 Activities:
  Net loss                           $(2,028)     $(3,380)         $(51,018)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Non cash expense - Stock
  issued for services                      -            -            38,474
  Depreciation expense                     -            -               124
  Changes in assets and liabilities:
   Accounts payable-related party                     568             1,722
   Accounts payable                   (1,619)       2,623             2,623
                                     --------     --------         ---------
    Net Cash Provided (Used)
     By Operating Activities          (3,647)        (189)           (8,075)
                                     --------     --------         ---------

Cash Flows Provided by Investing
  Actvities:
    Payments for property and
      Equipment                            -            -            (2,486)
                                     --------     --------         ---------
    Net Cash Provided by Investing
      Activities                           -            -            (2,486)
                                     --------     --------         ---------

Cash Flows Provided by Financing
  Activities:

Proceeds from issuance of common
  Stock                                    -            -            12,000
                                     --------     --------         ---------
    Net Cash Provided by Financing
      Activities                           -            -            12,000
                                     --------     --------         ---------

Net Increase (Decrease) in Cash       (3,647)        (189)            1,439

Cash at Beginning of Period           11,446        1,628                 -
                                     --------     --------         ---------
Cash at End of Period                $ 7,799      $ 1,439          $  1,439
                                     ========     ========         =========


      Read the accompanying notes to the financial statements.

                     1STOPSALE.COM HOLDINGS INC.
                    (A Development Stage Company)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception on October 5, 1999 and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock or borrowings from its sole officer and director. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended December 31, 2000.

Basic loss per share was computed using the weighted average number of common shares outstanding.

(2) Income Taxes

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

(3) Fiscal Year End

The Company's fiscal year end is December 31st.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

PLAN OF OPERATIONS

The Company was incorporated on October 5, 1999. The Company has not commenced planned principal operations and is considered a development stage enterprise. The Company has no significant assets, no active business operations and no results therefrom. To date, activities have been limited to organizational matters, development of its web sites, the preparation and filing of a registration statement to register a public offering of its securities and the sale of those securities to investors without the selling expertise of an underwriter.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There is absolutely no assurance that the Company will be successful in this regard and be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. The Company, as of June 30, 2001, has $1,439 in cash with which to satisfy any future cash requirements. The Company will need a minimum of $15,000 to satisfy its cash requirements for the next 12 months. The Company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depends upon capital to be derived from current and future financing activities such as subsequent offerings of its stock or borrowings from its sole officer and director. There can be no assurance that the Company will be successful in raising the capital it requires. If the Company is unsuccessful, investors will have lost their money and the Company will not attempt to pursue further efforts with respect to such business, and it is unlikely the Company would have the financial ability to do so in any event. Instead management will call a shareholders' meeting to decide whether to liquidate the company or what direction it will pursue, if any. The Company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The Company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees until it is able to raise substantial amount of capital required to begin operations. The Company has no current material commitments. The Company has generated no revenue since its inception on October 5, 1999.

Readers are referred to the cautionary statement, which addresses forward-looking statements.

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

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not the subject of any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes or modifications in the Company's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1 Agreement dated April 22, 2001 between the Company and Vstore filed as an exhibit to the Company's Current Report on Form 8-K, see Section (b) of this Item below, filed on April 23, 2001 and incorporated herein by reference.

(b) Reports on Form 8-K

During the quarter ended June 30, 2001, the Company filed one Current Report on Form 8-K, dated April 23, 2001, reporting an agreement (the "Agreement") with Vstore to provide product fulfillment, electronic commerce and other technology services for the operation of its web sites. This Agreement may be terminated by the Company, at any time and for any reason pursuant to Section 18 of the Agreement.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              1STOPSALE.COM HOLDINGS INC.
                              (Registrant)


                              /s/ WILLIAM TAY
                              ----------------------------------
                              By:  William Tay
                              Its: Director, Chief Accounting
                                   Officer

Date: August 2, 2001