Form 10QSB
period 2001-09-30
GLOBAL ENERGY GROUP INC
filed 2001-11-20
CIK 1099358

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------


                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          For the Quarter Period Ended
                September 30, 2001 Commission File No. 000-31505

                            GLOBAL ENERGY GROUP, INC.
                            -------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                              23-3020677
        (State or jurisdiction of            (IRS Employer Identification No.)
        incorporation or organization)

               2346 Success Drive, Odessa, Florida          33556
              --------------------------------------       -------
              (Address of Principal Executive Office     (Zip Code)

Registrant's telephone number, including area code:    (727) 372-3939
---------------------------------------------------    --------------

Former name, former address and former fiscal year, if changed since last report:

                  15445 N. Nebraska Avenue, Lutz, Florida 33549

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   [ X ]        No   [ ]


As of October 31, 2001, there were 9,978,938 shares of Common Stock, $.001 par value outstanding.


================================================================================

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements of 1Stopsale.com Holdings, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the nine months and three months periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The financial statements Global Energy & Environmental Research, Inc. required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF 1STOPSALE.COM HOLDINGS, INC.


         Balance sheets as of September 30, 2001 (unaudited), and December 31, 2000 F-1

         Statements of operations for the nine months and three months ended September 30, 2001. F-2

         Statements of cash flows for the nine months and three months ended September 30, 2001. F-3

         Notes to financial statements F-4 to F-6


FINANCIAL STATEMENTS OF GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.

                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                               F-1

FINANCIAL STATEMENTS -

         Balance sheets as of December 31, 2000 and 1999, and as
         of September 30, 2001 and 2000 (unaudited)                    F-2-3

         Statements of operations for the years ended December
         31, 2000 and 1999, and for the nine months ended
         September 30, 2001 and 2000 (unaudited)                        F-4

         Statements of cash flows for the years ended December
         31, 2000 and 1999, and for the nine months ended
         September 30, 2001 and 2000 (unaudited)                    F-5 to F-6

         Statements of stockholders' deficit for the years ended
         December 31, 2000 and 1999, and for the nine months
         ended September 30, 2001 and 2000 (unaudited)                  F-7

         Notes to financial statements                             F-8 to F-12

                            GLOBAL ENERGY GROUP, INC.
                      FORMERLY 1STOPSALE.COM HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

ASSETS                                                        (Unaudited)
                                                             September 30,          December 31,
                                                                2001                    2000
                                                             -------------          ------------
CURRENT ASSETS
  Cash                                                                -                 $  2,192

    Note receivable                                             500,000                       -
                                                               ---------              ----------
    Total current assets                                         500,000                   2,192
                                                               ---------              ----------
PROPERTY & EQUIPMENT, net of
  accumulated depreciation                                            -                   2,362
                                                               ---------              ----------
OTHER ASSETS
  Deferred offering costs                                             -                  46,781
                                                               ---------              ----------
    Total other assets                                                -                  46,781
                                                               ---------              ----------

      TOTAL ASSETS                                             $ 500,000              $   51,335
                                                               =========              ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable - related party                          $       -                 $ 1,718
    Debenture payable                                           500,000                       -
                                                              ---------               ---------
             Total current liabilities                          500,000                   1,718
                                                              ---------               ---------

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 500,000 shares
      authorized, none issued and outstanding                        -                        -
    Common stock, $.001 par value, 50,000,000 shares
       authorized, 11,928,775 shares issued and out-
       standing (12,078,775 at September 30, 2001)               12,079                  11,929
     Paid-in capital                                            115,864                  85,326
     Deficit accumulated during the development stage          (127,943)                (47,638)
                                                              ---------               ---------
             Total stockholders' equity                              -                   49,617
                                                              ---------               ---------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 500,000                $ 51,335
                                                              =========               =========



    Read the accompanying notes to these financial statements.



                           GLOBAL ENERGY GROUP, INC.,
                      FORMERLY 1STOPSALE.COM HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                              Inception
                                                                                                              October 5,
                                                                                                                 1999
                                                   Three Months                    Nine Months                 Through
                                                  September 30,                   September 30,               Sept. 30,
                                              2000            2001            2000            2001               2001
                                          -------------- ---------------- -------------- ---------------    ---------------
REVENUES                                                         $     -                                           $     -
                                          $                                              $
                                          -                                     $     -  -
                                          -------------- ---------------- -------------- ---------------    ---------------
                                          -------------- ---------------- -------------- ---------------    ---------------

OPERATING EXPENSES
    Selling                                       4,500                -          4,500               -             18,255
    General and administrative                      678              145          2,834           3,524             32,907
                                          -------------- ---------------- -------------- ---------------    ---------------
                                          -------------- ---------------- --------------
           Total operating expenses               5,178              145          7,334           3,524             51,162
                                          -------------- ---------------- -------------- ---------------    ---------------
                                          -------------- ---------------- --------------

 (LOSS) FROM OPERATIONS                         (5,178)     (       145)                                                 (
                                                                           (     7,334)    (     3,524)            51,162)

OTHER (EXPENSE)
     Deferred offering costs                          -       (  76,781)              -     (   76,781)           (76,781)
                                          -------------- ---------------- -------------- ---------------    ---------------
                                          -------------- ---------------- --------------
 NET LOSS                                 $ (    5,178)    $ (   76,926)            $ (  $ (   80,305)        $ ( 127,943)
                                                                                 7,334)
                                          ============== ================ ============== ===============    ===============
                                          ============== ================ ============== ===============    ===============

LOSS PER COMMON SHARE                               $ (                             $ (             $ (                $ (
                                                   .00)  $ (        .00)           .00)           0.01)              0.01)
                                          ============== ================ ============== ===============    ===============
                                          ============== ================ ==============


                            Read the accompanying notes to these financial
statements.


                           GLOBAL ENERGY GROUP, INC.,
                      FORMERLY 1STOPSALE.COM HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                             From Inception,
                                                                                                             October 5, 1999
                                                                      Nine Months Ended                          Through
                                                                        September 30,                         September 30,
                                                                2000                     2001                      2001
                                                         --------------------     --------------------     ---------------------
                                                         --------------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                               $ (        7,334)         $(       80,305)         $ (      127,943)
    Adjustments to reconcile net loss to cash used in
    operating activities:
        Stock issued for services                                     46,500                        -                   115,255
         Book value of fixed assets disposal                               -                    2,362                         -
         Deferred offering costs                            (        46,653)                   76,781                         -
    Decrease (increase) in current assets
        Note receivable                                                    -                (500,000)                 (500,000)
        Organization costs                                (             103)                        -                         -
    Increase (decrease) in current liabilities:
        Accounts payable & accrued expenses                            4,283                  (1,718)                         -
                                                         --------------------     --------------------     ---------------------
                                                         --------------------
           Total adjustments                                           4,027                                          (384,745)
                                                                                            (422,575)
                                                         --------------------     --------------------     ---------------------
                                                         --------------------
       Net cash (used) in operating activities             (          3,307)                (502,880)                 (512,688)
                                                         --------------------     --------------------     ---------------------
                                                         --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from stock sale                                            500                        -                    12,000
     Purchase of fixed assets                              (          2,486)                        -                         -
                                                         --------------------     --------------------     ---------------------
       Net cash (used) provided by investing
        activities                                         (          1,986)                        -                    12,000
                                                         --------------------     --------------------     ---------------------
                                                         --------------------     --------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                                 -                      688                       688
     Proceeds from convertible debenture                                   -                  500,000                   500,000
                                                         --------------------     --------------------     ---------------------
                                                         --------------------
     Net cash provided by financing activities                             -                  500,688                   500,688
                                                         --------------------     --------------------     ---------------------
                                                         --------------------

 NET DECREASE IN CASH                                      (          5,293)                        (                         -
                                                                                               2,192)

CASH, BEGINNING OF PERIOD                                             11,475                    2,192                         -
                                                         --------------------     --------------------     ---------------------
                                                         --------------------

CASH, END OF PERIOD                                               $    6,182                $       -                 $       -
                                                         ====================     ====================     =====================
                                                         ====================






                            Read the accompanying notes to these financial
statements.


                           GLOBAL ENERGY GROUP, INC.,
                      FORMERLY 1STOPSALE.COM HOLDINGS INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE A - NATURE  AND BASIS OF OPERATIONS

Global Energy Group, Inc., formerly 1Stopsale.com Holdings, Inc. (the "Company"), a Nevada corporation, organized on October 5, 1999. The Company was a development stage since its inception until October 12, 2001, the effective date of a business combination with an operating company, Global Energy & Environmental Research, Inc., at which time it ceased to be a development stage company.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

Through September 30, 2001, the Company has not yet been successful in establishing profitable operations, had accumulated substantial losses and did not have sources of funding. These factors raised substantial doubt about the ability of the Company to continue as a going concern. There was no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. .

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended December 31, 2000.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to the Company's offering were capitalized. The offering was abandoned therefore the deferred offering costs were written off.

Income Taxes

The Company has adopted the provisions of SFAS No. 109 Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

                           GLOBAL ENERGY GROUP, INC.,
                      FORMERLY 1STOPSALE.COM HOLDINGS INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic loss per share was computed using the weighted average number of common shares outstanding.

Fiscal Year End

The Company's fiscal year end is December 31st.


NOTE C  -  NOTE RECEIVABLE AND CONVERTIBLE DEBENTURE

On September 28, 2001, the Company issued a 6% Convertible Debenture to a private investor in the principal amount of $500,000. The Debenture is due November 30, 2001 and may be converted into shares of the Company's common stock at the rate of $1.00 per share.

On September 28, 2001, the Company loaned Global Energy & Environmental Research, Inc. $500,000 pursuant to a loan and security agreement. The loan is due with interest at the annual rate of 6% on December 1, 2001.


NOTE D -  SUBSEQUENT EVENTS

Change in Control

On September 17, 2001, the Company entered into a Securities Exchange Agreement, as amended (the Securities Exchange Agreement), to acquire 100% of the issued and outstanding common stock of Global Energy & Environmental Research, Inc.
(GEER) for an aggregate of 9,375,000 shares of the Company's common stock, after giving effect to a one-for-ten reverse stock split. On September 28, 2001, the Securities Exchange Agreement was amended to provide for a one-for-twenty rather than one-for-ten reverse split. As a result of the acquisition, which became effective October 12, 2001, the former shareholders of GEER own approximately 94% of the outstanding common stock of the Company. In conjunction with this transaction, a related party payable in the amount of $688.22 was reclassified as additional paid in capital.

Private Offering

On November 16, 2001 the Company completed the sale of an aggregate of 1,164,062 shares of the Company's common stock for $500,000 or $.4295 per share to three investors. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act. Each person was a sophisticated investor and was afforded access to corporate information about us including our business plan and audited financial statements. The purchasers of the securities in these transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

                           GLOBAL ENERGY GROUP, INC.,
                      FORMERLY 1STOPSALE.COM HOLDINGS INC.
                          (A Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE D -  SUBSEQUENT EVENTS (Continued)

Lease Commitment

The Company is leasing a 24,000 square foot facility which includes approximately 4,400 square feet of office space, located in an industrial park in Odessa, Florida. Odessa is 14 miles northwest of Tampa, Florida. The facility is concrete block and metal situated within five miles of a state toll highway connector and within fifteen miles of the interstate system. The lease is for a period of five years with an automatic renewal clause for each additional year. The current lease amount is $3.55 per square foot annually ($7,100.00 monthly) with a 5% maximum increase per year on the anniversary. Although Global Energy currently occupies the premises, the lease and the lease payments do not commence until January 1, 2002.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Global Energy & Environmental Research, Inc.
Lutz, Florida

We have audited the accompanying balance sheets of Global Energy & Environmental Research, Inc., as of December 31, 2000 and 1999, and the related statements of operations, cash flows and stockholders' deficit for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Global Energy & Environmental Research, Inc. at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Baumann, Raymondo & Company, P.A.

BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
September 6, 2001

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                                 BALANCE SHEETS
                          AT DECEMBER 31, 2000 AND 1999


                                                                                                       (Unaudited)
ASSETS                                                                                       Nine months ended September 30,
------
                                                         2000                1999                2001               2000
                                                   -----------------    ---------------     ---------------    ----------------
CURRENT ASSETS
    Cash                                             $        1,636                  $      $   474,445               $ 51,397
                                                                                52,237
    Certificate of deposit                                   30,000                  -                   -              30,000
    Accounts receivable                                      35,611              1,127               7,096               9,994
    Inventory                                                20,662             23,220              13,586              22,220
                                                   -----------------    ---------------     ---------------    ----------------

        Total current assets                                 87,909             76,584             495,127             113,611
                                                   -----------------    ---------------     ---------------    ----------------

FURNITURE AND FIXTURES,
   net of depreciation                                        4,908              6,631              14,781               6,200
                                                   -----------------    ---------------     ---------------    ----------------

OTHER ASSETS
    Investment, at cost                                           -                  -                   -                   -
    Deposits                                                    850                850                 850                 850
    Patents, net of amortization                             54,317             22,602              69,361              42,151
    Deferred royalty costs                                  351,292                  -             414,226             354,226
                                                   -----------------    ---------------     ---------------    ----------------

        Total other assets                                  406,459             23,452             484,437             397,227
                                                   -----------------    ---------------     ---------------    ----------------


TOTAL ASSETS                                              $ 499,276          $ 106,667            $994,345           $ 517,038
                                                   =================    ===============     ===============    ================


                                        Read independent auditors' report.
                                    The accompanying notes are an integral part
                                          of these financial statements.




                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                           BALANCE SHEETS (Continued)
                          AT DECEMBER 31, 2000 AND 1999


                                                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT                                                        Nine months ended September 30,
-------------------------------------
                                                         2000                1999                2001               2000
                                                   -----------------    ---------------     ---------------    ----------------

CURRENT LIABILITIES
    Accounts payable and accrued
         expenses                                        $ 160,566        $    18,518       $                        $ 55,787
                                                                                            174,323
    Promissory notes                                       193,050            103,050             663,050             193,050
    Royalty payable, current portion                        10,400                  -               5,100                   -
                                                   -----------------    ---------------     ---------------    ----------------

        Total current liabilities                          364,016            121,568             842,473             248,837
                                                   -----------------    ---------------     ---------------    ----------------

LONG TERM LIABILITIES
    Royalty payable, net of current
     portion                                               516,538                  -             624,772             531,339
                                                   -----------------    ---------------     ---------------    ----------------

TOTAL LIABILITIES                                          880,554            121,568             624,772             780,176
                                                   -----------------    ---------------     ---------------    ----------------

STOCKHOLDERS' (DEFICIT)
     Common stock                                            4,878              4,786               5,182               4,803
     Additional paid-in capital                          1,382,122          1,257,214           2,042,318           1,307,197
     Retained deficit                                   (1,768,278)        (1,276,901)         (2,520,400)         (1,575,138)
                                                   -----------------    ---------------     ---------------    ----------------

             Total stockholders' (deficit)                (381,278)           (14,901)        (   472,900)           (263,138)
                                                   -----------------    ---------------     ---------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)      $   499,276               $106,667            $994,345            $517,038
                                                   =================    ===============     ===============    ================















                                        Read independent auditors' report.
                                    The accompanying notes are an integral part
                                          of these financial statements.



                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                        (Unaudited)
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                         2000                 1999               2001                2000
                                                    ----------------     ---------------    ----------------    ----------------

REVENUES                                                 $ 474,195            $145,436      $    29,638               $ 300,091

COST OF GOODS SOLD                                         417,073              91,114              16,987              127,374
                                                    ----------------     ---------------    ----------------    ----------------

GROSS PROFIT                                                57,122              54,322              12,651              172,717

OPERATING EXPENSES                                         530,096             285,216             752,089             467,416
                                                    ----------------     ---------------    ----------------    ----------------

LOSS BEFORE OTHER INCOME (EXPENSES)                       (472,974)           (230,894)           (739,438)           (294,699)
                                                    ----------------     ---------------    ----------------    ----------------

OTHER INCOME (EXPENSE)
    Interest income                                            181                 117                2,229                 181
    Interest (expense)                                     (18,584)            (11,046)            (14,913)             (3,719)
                                                    ----------------     ---------------    ----------------    ----------------

 TOTAL OTHER (EXPENSE)                                     (18,403)            (10,929)            (12,684)             (3,538)
                                                    ----------------     ---------------    ----------------    ----------------

 NET LOSS                                                $(491,377)         $ (241,823)        $  (752,122)         $ (298,237)
                                                    ================     ===============    ================    ================


                                        Read independent auditors' report.
                                    The accompanying notes are an integral part
                                          of these financial statements.





                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                        (Unaudited)
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                         2000                 1999               2001                2000
                                                    ----------------     ---------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $(491,377)       $( 241,823)            $ (752,122)          $(298,237)
    Adjustments to reconcile net loss to cash
    (used) in operating activities:
        Common stock issued for services
                                                            75,000                   -                    -                   -
        Amortization                                         1,804                 882               2,487                  451
         Depreciation                                        1,723               1,302               1,292                  431
    (Increase) decrease in assets:
        Accounts receivable                                (34,484)             27,957              28,515             ( 8,867)
        Inventory                                            2,558               6,549               7,076                1,000
         Patent                                            (33,520)            (17,658)            (17,531)            (20,000)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses              142,047               5,248               13,757              37,269
                                                    ----------------     ---------------    ----------------    ----------------
           Total adjustments                               155,128              24,280               35,596              10,284
                                                    ----------------     ---------------    ----------------    ----------------

    Net cash (used) in operating activities
                                                          (336,249)           (217,543)           (716,526)           (287,953)
                                                    ----------------     ---------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Acquire) redeem certificate of
          deposit                                          (30,000)                  -              30,000             (30,000)
     Acquisition of furniture & fixtures                         -              (3,518)            (11,165)                   -
                                                    ----------------     ---------------    ----------------    ----------------
    Net cash provided by (used) in investing
    activities                                             (30,000)             (3,518)             18,835             (30,000)
                                                    ----------------     ---------------    ----------------    ----------------


                                        Read independent auditors' report.
                                    The accompanying notes are an integral part
                                          of these financial statements.


                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                        (Unaudited)
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                         2000                 1999               2001                2000
                                                    ----------------     ---------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from royalty payable                         180,048                   -               40,000             177,113
     Proceeds from promissory notes                         90,000              11,000              470,000              90,000
     Repayment of royalty payable                           (4,400)                  -                   -                   -
     Issuance of common stock                               50,000             262,000              660,500              50,000
                                                    ----------------     ---------------    ----------------    ----------------

     Net cash provided by financing
         activities                                        315,648             273,000            1,170,500             317,113
                                                    ----------------     ---------------    ----------------    ----------------

NET INCREASE (DECREASE) IN     CASH
                                                           (50,601)             51,939              472,809        (       840)

CASH, BEGINNING OF PERIOD                                   52,237                 298                1,636              52,237
                                                    ----------------     ---------------    ----------------    ----------------

CASH, END OF PERIOD                                       $  1,636            $ 52,237      $   474,445               $  51,397
                                                    ================     ===============    ================    ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for interest                              $               -    $             -    $             -     $                -
                                                    ================     ===============    ================    ================

Cash paid for income taxes                          $               -    $             -    $             -     $                -
                                                    ================     ===============    ================    ================


                                        Read independent auditors' report.
                                    The accompanying notes are an integral part
                                          of these financial statements.
                                       F-6



                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICITS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                             ADDITIONAL
                                                COMMON STOCK                  PAID-IN              RETAINED
                                          SHARES         AMOUNT               CAPITAL               DEFICIT               TOTAL
BALANCE DECEMBER 31, 1998                  3,932,800             $         $       996,067     $       (1,035,078)
                                                                 3,933                                                 $   (35,078)

Common stock sales                           853,202               853            261,147                     -            262,000

Net loss for the period                            -                 -                  -              (241,823)          (241,823)
                                      ---------------    --------------    ---------------     ------------------     --------------

BALANCE DECEMBER 31, 1999                  4,786,002             4,786          1,257,214            (1,276,901)           (14,901)

Common stock sales                            16,667                17             49,983                     -             50,000

Net loss for the period                            -                 -                  -              (262,027)          (262,027)
                                      ---------------    --------------    ---------------     ------------------     --------------
                                                                                                                      --------------

BALANCE JUNE 30, 2000 (Unaudited)          4,802,669             4,803          1,307,197            (1,538,928)          (226,928)
        (Unaudited)

Common stock issued for
 sserservices
services                                      75,000                75             74,925                     -

                                                                                                                            75,000

Net loss for the period                            -                 -                  -              (229,350)          (229,350)
                                      ---------------    --------------    ---------------     ------------------     --------------
                                                                                                                      --------------

BALANCE, DECEMBER 31, 20002000
2000                                       4,877,669             4,878          1,382,122            (1,768,278)          (381,278)

Common stock sales                           150,000               150            249,850                     -            250,000

Common stock issued for services             144,160               144            380,356                     -            380,500

Net loss for the period                            -                 -                  -              (547,490)          (547,490)
                                      ---------------    --------------    ---------------     ------------------     --------------
                                                                                                                      --------------

BALANCE JUNE  30, 2001                                           5,172     $    2,012,32828               $    (
                                           5,171,829                                                  2,315,768)        $ (298,268)
        (Unaudited)
Common stock issued for cash                                        10             29,990                      -             30,000

Net loss for the period                            -                 -                  -          (    204,632)          (204,632)
                                      ---------------    --------------    ---------------     ------------------     --------------
                                      ---------------    --------------    ---------------     ------------------     --------------

BALANCE, SEPTEMBER 30,

  2001 (Unaudited)                                            $  5,182         $2,042,318        $ (  2,520,400)

                                                                                                                         $(472,900)
                                      ===============    ==============    ===============     ==================     ==============








                                        Read independent auditors' report.
                                    The accompanying notes are an integral part
                                           of these financial statements.

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Energy & Environmental Research, Inc., ("Global Energy") a Florida corporation organized on February 16, 1998, is presented to assist in understanding Global Energy's financial statements. The financial statements and notes are the representation of Global Energy's management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America consistently applied in the preparation of the financial statements.

Nature of Operations

Global Energy has developed patented and patent pending technology relating to the heating, air conditioning, refrigeration and ice machine market. Global Energy is currently producing and developing products that will utilize this advanced technology to allow for reduced energy consumption, as well as other associated benefits. Global Energy markets its products to Energy Service Companies who provide technologies, services and products to Federal, state and municipal governments as well as many private corporations. Global Energy will also provide its products and services to the traditional residential and commercial heating, air conditioning, refrigeration and ice machine markets.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Global Energy considers amounts held by financial institutions and short term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Inventories

Inventories consist primarily of parts and materials used to develop Global Energy's products. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment are recorded at historical cost and include expenditures, which substantially increase the useful lives of existing property, plant and equipment. Maintenance and repairs are charged to operations when incurred.

Depreciation of property and equipment is computed primarily using the straight-line method based on estimated useful lives (furniture and office equipment, 5 to 10 years, equipment and tools, 5 to 10 years). Depreciation for income tax purposes is computed principally using accelerated cost recovery methods and lives.






                                        Read independent auditors' report.
                                       F-8

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patent

The costs associated with the internal development of Global Energy's patents relating to the technology associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 17 year period, consistent with current patent life's. Amortization expense for the years ended 2000 and 1999 were $1,804 and $882, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

Concentration of Credit Risk

Financial instruments, which potentially expose Global Energy to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, consist principally of trade receivables.

Global Energy's trade accounts receivable result from the sale of its products and services with its projects primarily based in West Central Florida, and consist primarily of government entities and private companies. The potential for a loss on receivables with a government entity is usually minimal; while credit limits, ongoing credit evaluation, and account monitoring procedures are utilized to minimize the risk of loss on contractor private companies. Collateral is not generally required.

Research and Development

Global Energy has expended significant amount of funds in the development of its products and technology. In accordance with accounting principles generally accepted in the United States of America, these amounts are shown as current period expenses in the accompanying financial statements.




                                        Read independent auditors' report.
                                       F-9

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Global Energy records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates.

Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

NOTE B - CERTIFICATE OF DEPOSIT

The certificate of deposit was acquired on June 16, 2000 and had an original maturity of August 16, 2001 and earned interest at 6.05% per annum. The certificate was redeemed on March 26, 2001.

NOTE C - FURNITURE AND FIXTURES

Furniture and fixtures as of December 31, 2000 and 1999 is summarized as follows:

                                         2000                 1999
                                   -----------------    ------------------
Machinery and equipment              $       8,615       $         8,615
Less accumulated depreciation               (3,707)               (1,984)
                                   -----------------
                                                        ------------------
Furniture and fixtures, net          $       4,908       $         6,631
                                   =================    ==================

Depreciation expense for the year ended December 31, 2000 and 1999 was $1,723 and $1,302, respectively.

NOTE D - INVESTMENT

Global Energy acquired a 25% interest in the common stock of Global Energy & Environmental Research Limited ("LTD"), an entity formed in the United Kingdom. Global Energy acquired its common stock interest in LTD in exchange for the future distribution rights of its technological equipment to potential customers in the United Kingdom. Hence, there is no cost basis in the investment. Furthermore, as the entity is still in the early stages of operations and as Global Energy does not exercise significant influence over its operating and financial activities, the investment is carried at cost.








                                        Read independent auditors' report.
                                      F-10
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE E - PROMISSORY NOTES

During the years 2000 and 1999, shareholders of Global Energy made advances to Global Energy totaling $90,000 and $0, respectively. The indebtedness is evidenced by interest bearing promissory notes that bear interest at 7.5% per annum and are due on demand. At December 31, 2000 and 1999 the amount of the promissory notes and the interest expense associated with these notes amounted to $90,000 and $0 and $3,711 and $0, respectively.

At December 31, 2000 and 1999, Global Energy was obligated to a trust which was wholly owned by the majority shareholder of Global Energy. The note bears interest at an original rate of 12% and a past due rate of 18%. The note was to mature on August 5, 2000. The note is guaranteed by certain officers of Global Energy. At December 31, 2000 and 1999 the amount of the promissory note and the interest expense associated with this note amounted to $103,050 and $103,050 and $14,873 and $11,046, respectively.

NOTE F - COMMENTS AND CONTINGENCIES

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida ("TRDA") on December 6,1999, Global Energy is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The maximum available funding by TRDA is $237,113. All monies received from TRDA since inception have been recorded at an amount equal to three times the amount received, as a royalty payable to TRDA. In connection with the obligation, Global Energy recorded a deferred royalty asset that will be expensed as the royalty payments are made to TRDA. As of December 31, 2000 and 1999 the amount funded by TRDA was $177,113 and $0, respectively. The royalty payments to TRDA are based upon 5% of the gross sales of certain products by Global Energy in any calendar year. The royalty payments are due quarterly, beginning with the calendar quarter after the quarter in which products are sold and continue for a period of five years with annual renewals until such time as the repayment to TRDA is complete. Royalty expense for the years ended December 31, 2000 and 1999 amounted to $2,934 and $0, respectively. In the event the agreement terminates for cause, Global Energy has the option to repay the obligation immediately or convert the obligation into an interest bearing promissory note.

The future maturities of royalty payable are as follows:

               Year ended December 31,                      Amount
                                                     ---------------------
                       2001                                       $10,400
                       2002                                        10,200
                       2003                                        37,000
                       2004                                        77,000
                       2005                                       137,500
                 Thereafter                                       254,838
                                                     ---------------------
                      Total                                      $526,938
                                                     =====================




                                        Read independent auditors' report.
                                      F-11

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE F - COMMENTS AND CONTINGENCIES (Continued)

Global Energy currently leases office space on a month to month arrangement. Prior to 1999, some payments were made for the usage of the space at a rate of approximately $1000 per month. For the years ended December 31, 2000 and 1999, in lieu of payment for the usage of the office space, Global Energy has installed certain technology relating to the heating and air conditioning in the building in which the offices reside. Accordingly, for the years ended December 31, 2000 and 1999, Global Energy has recorded the value of the services provided as rent expense and revenues in the amount of $12,000 and $12,000, respectively.

NOTE G - COMMON STOCK

At December 31, 2000 and 1999, Global Energy had 50,000,000 shares authorized and 4,877,669 and 4,786,002 shares issued and outstanding, respectively from the $.001 par value stock.

NOTE H - INCOME TAXES

From its inception through December 31, 2000, Global Energy has an accumulated loss of $1,768,278 for income tax purposes, which can be used to offset future taxable income through 2015. The potential tax benefit of this loss is estimated as follows:

               Future tax benefit                               $
                                                                 353,656
               Valuation allowance                              (353,656)
                                                     ---------------------
               Future tax benefit                                   $
                                                                     -
                                                     =====================

At December 31, 2000 and 1999, no deferred tax assets or liabilities are recorded in the accompanying financial statements.


NOTE I - SUBSEQUENT EVENTS (UNAUDITED)

On September 17, 2001, the shareholders Global Energy entered into a Securities Exchange Agreement, as amended, to exchange 100% of the issued and outstanding common stock of Global Energy for an aggregate of 9,375,000 shares of 1Stopsale.com Holdings, Inc.'s ("1Stopsale" ) common stock effective October 12, 2001. On the effective date of the transaction, the Global Energy's shareholders own approximately 94% of the outstanding common stock of the 1Stopsale. The transaction will be recorded as a reverse merger. In conjunction with this transaction, a related party payable in the amount of $688.22 was reclassified as additional paid-in capital.

Note Payable

On September 28, 2001, the Global Energy borrowed $500,000 from 1Stopsale, pursuant to a loan and security agreement. The loan is due with interest at the annual rate of 6% on December 1, 2001.


                                        Read independent auditors' report.
                                      F-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

SELECTED FINANCIAL DATA

The following selected financial data, as of, and for each of the comparable fiscal quarters ended September 30, have been extracted from the unaudited financial statements of the Company, a copy of which is included herein. Because the Company (1stopsale.com) is a developmental stage company, selected financial data would not be meaningful. Reference is made to the financial statements of the Company included elsewhere in the document. All such data should be read only in conjunction with, and is qualified in their entirety by reference to, the Company's financial statements and accompanying notes.

PLAN OF OPERATIONS

The Company was incorporated on October 5, 1999. From inception until the completion of the acquisition of all the issued and outstanding shares of Global Energy & Environmental Research, Inc. ("GEER" or "Global Energy") on October 12, 2001, the Company had not commenced principal operations and was considered a development stage enterprise. The Company had no significant assets, no active business operations and no results there from. Its activities had been limited to organizational matters, development of its web sites, the preparation and filing of a registration statement to register a public offering of its securities and the sale of those securities to investors without the selling expertise of an underwriter.

As a result of the acquisition of GEER, the Company's operations consist solely of the business of GEER. Accordingly, the remainder of this discussion relates to the business of GEER.

Business Segments

Global Energy is currently marketing three patented, fully developed products to the energy and HVACR (hearting-ventilating-air conditioning-refrigeration) industries. Global Energy's marketing and sales efforts position it to take advantage of the current Federal mandate (Executive Order # 13123) to become a sole-source provider of its products, technologies and services to the Federal Government. By having successfully completed four major projects within the scope of this mandate, Global Energy has demonstrated the performance of its patented products, and these successes have led to strategic alliances within the energy and environmental industry, substantially increasing awareness throughout the Federal and private sectors to further enhance Global Energy's profile. Additionally, Global Energy has completed several private/commercial sector projects, whose resultant energy savings have garnered the attention of many large corporations.

Global Energy, in its current business, has identified a significant worldwide market opportunity within the energy and environmental industry, specifically, the heating, air conditioning, refrigeration and ice machine markets (HVACR), through the development of patented and patent pending technologies. The worldwide adoption of energy reduction and environmental conservation has led governments, commercial businesses, and private corporations to seek out companies that provide a complete package of services and products to achieve energy savings, capital outlay deferment, cost containment, and methods to enhance profitability.

Global Energy has a suite of products and services to address the above needs. Its proprietary technologies allow either the cost effective retrofitting of existing, viable air conditioning, heat pump and refrigeration systems equipment, or the cost effective replacement of the entire systems. Global Energy's initial product strategy is to be first to market with a complete line of retro-fit and new equipment products using its patented technologies for the worldwide HVACR market. Government mandated energy conservation programs promoting the use of energy reducing technologies, as well as an aging equipment market, will propel Global Energy into these markets.

Global Energy currently has seven issued patents, five patent pending applications, and two provisional patent applications.

Although Global Energy will continue to focus its efforts on its three developed products, it will continue the development of follow-on technologies that will be strategically implemented to expand its product line and increase sales.

The technologies under patent application and development address a wide range of energy conservation needs, as well as environmental issues. These technologies are in the areas of wind and solar energy production, efficient ice making equipment, increasing air conditioning and heat pump efficiencies/performance, and improving indoor air quality.

Results of Operations

During the first nine months of 2001, GEER focused on the final development of three of its patented products, the infrastructure to support the sales generated from these products, the preparation of patent applications for new technologies and the initial modeling/development of these new technologies. Product and services sales for this period were $29,638.15. Development costs, patent legal costs, and sales and marketing costs for this period were $468,682.74. This figure reflects the initial ramp up cost for the national marketing and sales effort. Management anticipates these efforts will result in sales contracts of approximately twenty million for the calendar year 2002.

Liquidity and Capital Resources

On October 12, 2001, the Company acquired all of the issued and outstanding shares of Global Energy & Environmental Research, Inc. ("GEER") in exchange for the issuance of an aggregate of 9,375,000 post-split shares to the shareholders of GEER. As a result of the reverse split and acquisition of GEER, the Company has an aggregate of 9,978,938 shares issued and outstanding, of which 9,375,000 shares are owned by the former shareholders of GEER.

 During the next twelve months, Global Energy plans to satisfy its cash requirements through additional equity financing and sales of its products. There is absolutely no assurance that Global Energy will be successful in this regard and be able to satisfy its cash requirements. As of September 30, 2001, Global Energy had $474,445.00 in cash with which to satisfy its future cash requirements. It will need a minimum of $797,000.00 to satisfy its cash requirements for the next 12 months.

Global Energy has a current material commitment with its Landlord. Global Energy has leased a 24,000 square foot facility which includes approximately 4,400 square feet of office space, located in an industrial park in Odessa, Florida. Odessa is 14 miles northwest of Tampa, Florida. The facility is concrete block and metal situated within five miles of a state toll highway connector and within fifteen miles of the interstate system. The lease is for a period of five years with an automatic renewal clause for each additional year. The current lease amount is $3.55 per square foot annually ($7,100.00 monthly) with a 5% maximum increase per year on the anniversary. Although Global Energy currently occupies the premises, the lease and the lease payments do not commence until January 1, 2002.

Global Energy is dependent upon capital to be derived from current and future financing activities such as subsequent offerings of its stock. Management believes it will be successful in raising the capital it requires. Global Energy anticipates further research and development costs totaling approximately $217,000.00 for the next 12 months, does not expect the purchase or sale of plant or any significant equipment, and does not anticipate any change in the number of its employees until it is able to raise the substantial amount of capital required to expand its operations. Global Energy has generated $649,269.00 revenues since its inception on October 5, 1999.

As a result of the transaction described elsewhere in this Form 10-QSB, Global Energy received an equity contribution of cash in the amount of Five Hundred Thousand Dollars ($500,000.00). The only other sources of cash were operating revenues. Global Energy has no other long- or short-term debt at the date of filing this Form 10-QSB.

Management of Global Energy has not sought or obtained additional equity or debt financing as of the date of this report. Thus, all of the cash requirements of Global Energy will need to be funded by operating revenues. There can be no assurance that the operating revenues of Global Energy will be sufficient to fund operations during the next twelve (12) months. In the event that operating revenues are insufficient and Global Energy is unable to obtain favorable debt or equity financing, the continued operating viability of Global Energy may be seriously challenged.

Working Capital

Global Energy anticipates that it will have sufficient operating capital to meet demand by utilizing existing funds coupled with initiatives to extend these funds value by; i) working with selected vendors to arrange extended payment terms more directly in line with its sales cycle, specifically for those credit worthy national and Federal government contracts; ii) developing its primary banking relationship resulting in operating credit lines, and iii) contract/receivable financing, if needed.

Seasonality

Global Energy's business is diversified and as such, management does not anticipate seasonal up or downturns.

Inflation

The current inflation rate (and even higher rates) reinforces the need to cut operating and direct energy cost, therefore increasing profitability in the private sector, or offsetting increased budget requirements in the federal and state governments. This directly assists Global Energy in its marketing efforts. Current inflation rates will not adversely affect cost of goods or cost of manufacturing.

Overview and Forward-Looking Statements

This report and other oral and written statements made by Global Energy to the public contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements may be identified by the use of words and phrases such as "believe", "expect", "anticipate", "should", "planned", "estimated", and "potential", among others. Forward-looking statements are based on management's current expectations of beliefs and are subject to a number of factors and uncertainties that could cause actual results, levels of activity, performance or achievements to differ materially from those described.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

(a)      The Company amended and restated its Certificate of Incorporation to
         (i) reverse split its outstanding shares of common stock one-for-twenty; (ii) decrease the par value of its common stock resulting from the reverse split from $.02 to $.001; (iii) increase the number of shares of common stock the Company is authorized to issue from 5,000,000 to 50,000,000; and (iv) increase the number of shares of preferred stock the Company is authorized to issue from 500,000 to 10,000,000. The amended and restated Certificate of Incorporation was approved by a majority (95%) of the Company's shareholders pursuant to written consent. The amended and restated Certificate of Incorporation was filed with the State of Delaware on October 10, 2001 and effective October 12, 2001.

(b)      None.

(c) On October 12, 2001, the Company acquired all of the issued and outstanding shares of Global Energy & Environmental Research, Inc. ("GEER") in exchange for the issuance of an aggregate of 9,375,000 post-split shares to the shareholders of GEER. As a result of the reverse split and acquisition of GEER, the Company has an aggregate of 9,978,938 shares issued and outstanding, of which 9,375,000 shares are owned by the former shareholders of GEER.

(d)      Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Pursuant to written consent of a majority (95%) of the Company's shareholders, the Company, on October 12, 2001, amended and restated its Certificate of Incorporation so as:

o        to change the name of the Company to Global Energy Group, Inc.;
o to reverse split the outstanding shares of the Company's common stock one-for-twenty;
o to decrease the par value of the Company's common stock resulting from the reverse split from $.02 to $.001; o to increase the number of shares of common stock the Company is authorized to issue from 5,000,000 to 50,000,000; and o to increase the number of shares of preferred stock the Company is authorized to issue from 500,000 to 10,000,000.

         Additionally, on October 12, 2001, pursuant to written consent of a majority (95%) of the Company's shareholders, the Company adopted its 2001 Equity Incentive Plan.

ITEM 5.  OTHER INFORMATION

On November 16, 2001 the Company completed the sale of an aggregate of 1,164,062 shares of the Company's common stock for $500,000 or $.4295 per share to three investors. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act. Each person was a sophisticated investor and was afforded access to corporate information about us including our business plan and audited financial statements. The purchasers of the securities in this transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities and appropriate legends were affixed to the certificates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report

         3.1 Amended and Restated Certificate of Incorporation of 1stopsale.com Holdings, Inc. dated October 4, 2001 as filed in the office of the Secretary of State, State of Delaware on October 10, 2001, effective October 12, 2001, previously filed as exhibit 99.1 with Form 8-K dated October 12, 2001 and filed with the SEC on October 26, 2001.

(b)      Reports on Form 8-K

1. A Form 8-K was filed by the Company dated September 17, 2001 and filed October 2, 2001;

2. A Form 8-K was filed by the Company dated as of October 22, 2001 and filed October 24, 2001; and

3. A Form 8-K was filed by the Company dated as of October 12, 2001 and filed October 26, 2001.

                                                              SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



November __, 2001                   GLOBAL ENERGY GROUP, INC.



                                            By: /s/ Richard Wiles
                                                ----------------------------
       Richard Wiles, President and Chief Executive
                                                   Officer