Form 10QSB/A
period 2001-09-30
GLOBAL ENERGY GROUP INC
filed 2001-11-29
CIK 1099358

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                Amendment No. 1
                                       to
                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                          For the Quarter Period Ended
                September 30, 2001 Commission File No. 000-31505

                            GLOBAL ENERGY GROUP, INC.
                            -------------------------
             (Exact name of Registrant as specified in its Charter)

                Delaware                              23-3020677
                --------                              ----------
        (State or jurisdiction of            (IRS Employer Identification No.)
        incorporation or organization)

               2346 Success Drive, Odessa, Florida          33556
              --------------------------------------       -------
              (Address of Principal Executive Office     (Zip Code)

Registrant's telephone number, including area code:    (727) 372-3939
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

                                 Yes [X] No [ ]


As of October 31, 2001, there were 9,978,938 shares of Common Stock, $.001 par value outstanding.

================================================================================

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Our Financial Statements

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

Financial Statements of Global Energy & Environmental Research, Inc.

The financial statements of Global Energy & Environmental Research, Inc. required by Item 310 of Regulation S-B are stated in U.S. dollars and are prepared in accordance with U.S. Generally Accepted Accounting Principles.

Pro Forma Financial Information

The unaudited pro forma financial information for the year ended December 31, 2000, and for the nine months ended September 30, 2001, have been provided to show what our businesses, Global Energy Group, Inc., formerly 1Stopsale.com Holdings, Inc. ("1Stopsale") and Global Energy & Environmental Research, Inc., ("Global Energy"), might have looked like had they been combined since January 1, 2000. We derived this information from our financial statements and the financial statements of Global Energy in addition to certain assumptions and adjustments in the accompanying notes to the pro forma information. The information should be read together with our historical financial statements and Global Energy's historical financial statements, and the related footnotes to these financial statements.

The companies may have performed differently had they always been combined. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that we would have had or the future results our combined operations after the transaction.


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

         Balance sheets as of September 30, 2001 (unaudited), and
         December 31, 2000                                                   F-1

         Statements of operations for the nine months and three
         months ended September 30, 2001.                                    F-2

         Statements of cash flows for the nine months and three
         months ended September 30, 2001.                                    F-3

         Notes to financial statements                                F-4 to F-6


FINANCIAL STATEMENTS OF GLOBAL ENERGY & ENVIONMENTAL RESEARCH, INC.

         INDEPENDENT AUDITORS' REPORT                                        F-7

FINANCIAL STATEMENTS -

         Balance sheets as of December 31, 2000 and 1999, and as
         of September 30, 2001 and 2000 (unaudited)                   F-8 to F-9

         Statements of operations for the years ended December
         31, 2000 and 1999, and for the nine months ended                   F-10
         September 30, 2001 and 2000 (unaudited)

         Statements of cash flows for the years ended December
         31, 2000 and 1999, and for the nine months
         ended September 30, 2001 and 2000 (unaudited)              F-11 to F-12

         Statements of stockholders' deficit for the years ended
         December 31, 2000 and 1999, and for the nine F-13 months ended September 30, 2001 and 2000 (unaudited)

         Notes to financial statements                              F-14 to F-18


UNAUDITED PRO FORMA FINANCIAL STATEMENTS OF GLOBAL ENERGY GROUP, INC., FORMERLY 1STOPSALE.COM HOLDINGS, INC. AND GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.

         Unaudited pro forma condensed combined balance sheet at
         December 31, 2000                                                  F-19

         Unaudited pro forma condensed combined balance sheet at
         September 30, 2001                                                 F-20

         Unaudited pro forma condensed statement of operations
         for the year ended December 31, 2000.                              F-21

         Unaudited pro forma condensed statement of operations
         for the nine months ended September 30, 2001.                      F-22

         Unaudited pro forma condensed combined statements of
         stockholders' equity for the year ended December 31,
         2000 and for the nine months ended September 30, 2001.             F-23

         Notes to financial statements                              F-24 to F-26

                            GLOBAL ENERGY GROUP, INC.
                      FORMERLY 1STOPSALE.COM HOLDINGS, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

ASSETS                                                             (Unaudited)
                                                                  September 30,            December 31,
                                                                      2001                    2000
                                                             ---------------------    --------------------
CURRENT ASSETS
    Cash                                                     $                   -    $              2,192
    Note receivable                                                        500,000                       -
                                                             ---------------------    --------------------
        Total current assets                                               500,000                   2,192
                                                             ---------------------    --------------------
PROPERTY & EQUIPMENT, net of accumulated depreciation                            -                   2,362
                                                             ---------------------    --------------------
OTHER ASSETS
    Deferred offering costs                                                      -                  46,781
                                                             ---------------------    --------------------
        Total other assets                                                       -                  46,781
                                                             ---------------------    --------------------

        TOTAL ASSETS                                         $             500,000    $             51,335
                                                             =====================    ====================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - related party                         $                   -    $              1,718
    Debenture payable                                                      500,000                       -
                                                             ---------------------    --------------------
        Total current liabilities                                          500,000                   1,718
                                                             ---------------------    --------------------
STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 500,000 shares
      authorized, none issued and outstanding                                    -                       -
    Common stock, $.001 par value, 50,000,000 shares
       authorized, 11,928,775 shares issued and out-
       standing (12,078,775 at September 30, 2001)                          12,079                  11,929
     Paid-in capital                                                       115,864                  85,326
     Deficit accumulated during the development stage                     (127,943)                (47,638)
                                                             ---------------------    --------------------
        Total stockholders' equity                                               -                  49,617
                                                             ---------------------    --------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $             500,000    $             51,335
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

                           GLOBAL ENERGY GROUP, INC.,
                      FORMERLY 1STOPSALE.COM HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                    Inception
                                                    Three Months                        Nine Months              October 5, 1999
                                                    September 30,                      September 30,                 Through
                                              2000               2001              2000            2001          Sept. 30, 2001
                                          --------------   ----------------   --------------   ---------------   ---------------
REVENUES                                  $            -   $              -   $            -   $             -   $             -
                                          --------------   ----------------   --------------   ---------------   ---------------
OPERATING EXPENSES
    Selling                                        4,500                  -            4,500                 -            18,255
    General and administrative                       678                145            2,834             3,524            32,907
                                          --------------   ----------------   --------------   ---------------   ---------------
           Total operating expenses                5,178                145            7,334             3,524            51,162
                                          --------------   ----------------   --------------   ---------------   ---------------
 (LOSS) FROM OPERATIONS                           (5,178)              (145)          (7,334)           (3,524)          (51,162)

OTHER (EXPENSE)
     Deferred offering costs                           -            (76,781)               -           (76,781)          (76,781)
                                          --------------   ----------------   --------------   ---------------   ---------------
 NET LOSS                                 $       (5,178)  $        (76,926)  $       (7,334)  $       (80,305)  $      (127,943)
                                          ==============   ================   ==============   ===============   ===============
LOSS PER COMMON SHARE                     $         (.00)  $          (.00)   $         (.00)  $         (0.01)  $        ( 0.01)
                                          ==============   ================   ==============   ===============   ===============

           Read the accompanying notes to these financial statements.

                           GLOBAL ENERGY GROUP, INC.,
                      FORMERLY 1STOPSALE.COM HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                               From Inception,
                                                                      Nine Months Ended                        October 5, 1999
                                                                        September 30,                              Through
                                                                2000                     2001                 September 30, 2001
                                                         --------------------     --------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $             (7,334)    $            (80,305)    $            (127,943)
    Adjustments to reconcile net loss to cash used in
    operating activities:
        Stock issued for services                                      46,500                        -                   115,255
         Book value of fixed assets disposal                                -                    2,362                         -
         Deferred offering costs                                      (46,653)                  76,781                         -
    Decrease (increase) in current assets
        Note receivable                                                     -                 (500,000)                 (500,000)
        Organization costs                                               (103)                       -                         -
    Increase (decrease) in current liabilities:
        Accounts payable & accrued expenses                             4,283                   (1,718)                        -
                                                         --------------------     --------------------     ---------------------
           Total adjustments                                            4,027                 (422,575)                 (384,745)
                                                         --------------------     --------------------     ---------------------
       Net cash (used) in operating activities                         (3,307)                (502,880)                 (512,688)
                                                         --------------------     --------------------     ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from stock sale                                             500                        -                    12,000
     Purchase of fixed assets                                          (2,486)                       -                         -
                                                         --------------------     --------------------     ---------------------
       Net cash (used) provided by investing
         Activities                                                    (1,986)                       -                    12,000
                                                         --------------------     --------------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contributions                                                  -                      688                       688
     Proceeds from convertible debenture                                    -                  500,000                   500,000
                                                         --------------------     --------------------     ---------------------
     Net cash provided by financing activities                              -                  500,688                   500,688
                                                         --------------------     --------------------     ---------------------
NET DECREASE IN CASH                                                   (5,293)                  (2,192)                        -

CASH, BEGINNING OF PERIOD                                              11,475                    2,192                         -
                                                         --------------------     --------------------     ---------------------
CASH, END OF PERIOD                                      $              6,182     $                  -     $                   -
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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to the Company's offering were capitalized. The offering was abandoned, therefore the deferred offering costs were written off.

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



/s/ Baumann, Raymondo & Company, P.A.
-------------------------------------
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
September 6, 2001

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                                 BALANCE SHEETS
                          AT DECEMBER 31, 2000 AND 1999

                                                                                                       (Unaudited)
ASSETS                                                                                       Nine months ended September 30,
                                                         2000                1999                2001               2000
                                                   -----------------    ---------------     ---------------    ----------------
CURRENT ASSETS
    Cash                                           $           1,636    $        52,237     $       474,445    $         51,397
    Certificate of deposit                                    30,000                  -                   -              30,000
    Accounts receivable                                       35,611              1,127               7,096               9,994
    Inventory                                                 20,662             23,220              13,586              22,220
                                                   -----------------    ---------------     ---------------    ----------------
        Total current assets                                  87,909             76,584             495,127             113,611
                                                   -----------------    ---------------     ---------------    ----------------
FURNITURE AND FIXTURES, net of depreciation                    4,908              6,631              14,781               6,200

                                                   -----------------    ---------------     ---------------    ----------------
OTHER ASSETS
    Investment, at cost                                            -                  -                   -                   -
    Deposits                                                     850                850                 850                 850
    Patents, net of amortization                              54,317             22,602              69,361              42,151
    Deferred royalty costs                                   351,292                  -             414,226             354,226
                                                   -----------------    ---------------     ---------------    ----------------

        Total other assets                                   406,459             23,452             484,437             397,227
                                                   -----------------    ---------------     ---------------    ----------------


TOTAL ASSETS                                       $         499,276    $       106,667     $       994,345    $        517,038
                                                   =================    ===============     ===============    ================


               Read independent auditors' report. The accompanying
            notes are an integral part of these financial statements.


                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                           BALANCE SHEETS (Continued)
                          AT DECEMBER 31, 2000 AND 1999



LIABILITIES AND STOCKHOLDERS' DEFICIT                                                                  (Unaudited)
                                                                                             Nine months ended September 30,
                                                         2000                1999                2001               2000
                                                   -----------------    ---------------     ---------------    ----------------
CURRENT LIABILITIES
    Accounts payable and accrued expenses          $         160,566    $        18,518     $       174,323    $         55,787
    Promissory notes                                         193,050            103,050             663,050             193,050
    Royalty payable, current portion                          10,400                  -               5,100                   -
                                                   -----------------    ---------------     ---------------    ----------------
        Total current liabilities                            364,016            121,568             842,473             248,837
                                                   -----------------    ---------------     ---------------    ----------------
LONG TERM LIABILITIES
    Royalty payable, net of current portion                  516,538                  -             624,772             531,339
                                                   -----------------    ---------------     ---------------    ----------------
TOTAL LIABILITIES                                            880,554            121,568           1,467,245             780,176
                                                   -----------------    ---------------     ---------------    ----------------
STOCKHOLDERS' (DEFICIT)
     Common stock                                              4,878              4,786               5,182               4,803
     Additional paid-in capital                            1,382,122          1,257,214           2,042,318           1,307,197
     Retained deficit                                     (1,768,278)        (1,276,901)         (2,520,400)         (1,575,138)
                                                   -----------------    ---------------     ---------------    ----------------
        Total stockholders' (deficit)                       (381,278)           (14,901)           (472,900)           (263,138)
                                                   -----------------    ---------------     ---------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)      $         499,276    $       106,667     $       994,345    $        517,038
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

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                        (Unaudited)
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                         2000                 1999               2001                2000
                                                    ----------------    ---------------    ----------------    ----------------
REVENUES                                            $        474,195    $       145,436    $         29,638    $        300,091

COST OF GOODS SOLD                                           417,073             91,114              16,987             127,374
                                                    ----------------    ---------------    ----------------    ----------------
GROSS PROFIT                                                  57,122             54,322              12,651             172,717

OPERATING EXPENSES                                           530,096            285,216             752,089             467,416
                                                    ----------------    ---------------    ----------------    ----------------
LOSS BEFORE OTHER INCOME (EXPENSES)                         (472,974)          (230,894)           (739,438)           (294,699)
                                                    ----------------    ---------------    ----------------    ----------------
OTHER INCOME (EXPENSE)
    Interest income                                              181                117               2,229                 181
    Interest (expense)                                       (18,584)           (11,046)            (14,913)             (3,719)
                                                    ----------------    ---------------    ----------------    ----------------
TOTAL OTHER (EXPENSE)                                        (18,403)           (10,929)            (12,684)             (3,538)
                                                    ----------------    ---------------    ----------------    ----------------
        NET LOSS                                    $       (491,377)   $      (241,823)   $       (752,122)   $        (298,237)
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

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                        (Unaudited)
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                         2000                 1999               2001                2000
                                                    ----------------    ---------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $       (491,377)   $      (241,823)   $       (752,122)   $       (298,237)
    Adjustments to reconcile net loss to cash
    (used) in operating activities:
        Common stock issued for services                      75,000                  -                   -                   -
        Amortization                                           1,804                882               2,487                 451
        Depreciation                                           1,723              1,302               1,292                 431
    (Increase) decrease in assets:
        Accounts receivable                                  (34,484)            27,957              28,515             ( 8,867)
        Inventory                                              2,558              6,549               7,076               1,000
        Patent                                               (33,520)           (17,658)            (17,531)            (20,000)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                142,047              5,248              13,757              37,269
                                                    ----------------    ---------------    ----------------    ----------------
          Total adjustments                                  155,128             24,280              35,596              10,284
                                                    ----------------    ---------------    ----------------    ----------------
    Net cash (used) in operating activities                 (336,249)          (217,543)           (716,526)           (287,953)
                                                    ----------------    ---------------    ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    (Acquire) redeem certificate of deposit                  (30,000)                 -              30,000             (30,000)
    Acquisition of furniture & fixtures                            -             (3,518)            (11,165)                  -
                                                    ----------------    ---------------    ----------------    ----------------
    Net cash provided by (used) in investing
    activities                                               (30,000)            (3,518)             18,835             (30,000)
                                                    ----------------    ---------------    ----------------    ----------------

               Read independent auditors' report. The accompanying
            notes are an integral part of these financial statements.


                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                      STATEMENTS OF CASH FLOWS (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                        (Unaudited)
                                                                                                     Nine months ended
                                                                                                       September 30,
                                                         2000                 1999               2001                2000
                                                    ----------------    ---------------    ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from royalty payable                           180,048                  -              40,000             177,113
     Proceeds from promissory notes                           90,000             11,000             470,000              90,000
     Repayment of royalty payable                             (4,400)                 -                   -                   -
     Issuance of common stock                                 50,000            262,000             660,500              50,000
                                                    ----------------    ---------------    ----------------    ----------------
     Net cash provided by financing  activities              315,648            273,000           1,170,500             317,113
                                                    ----------------    ---------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH                              (50,601)            51,939             472,809                (840)
CASH, BEGINNING OF PERIOD                                     52,237                298               1,636              52,237
                                                    ----------------    ---------------    ----------------    ----------------

CASH, END OF PERIOD                                 $          1,636    $        52,237    $        474,445    $         51,397
                                                    ================    ===============    ================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest                              $              -    $             -    $              -    $              -
                                                    ================    ===============    ================    ================
Cash paid for income taxes                          $              -    $             -    $              -    $              -
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

                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                      STATEMENTS OF STOCKHOLDERS' DEFICITS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                              ADDITIONAL
                                                COMMON STOCK                    PAID-IN             RETAINED
                                          SHARES              AMOUNT            CAPITAL              DEFICIT              TOTAL
                                          ------              ------            -------              -------              -----
BALANCE DECEMBER 31, 1998                   3,932,800    $        3,933    $          996,067    $     (1,035,078)   $      (35,078)
Common stock sales                            853,202               853               261,147                   -           262,000
Net loss for the period                             -                 -                     -            (241,82)          (241,823)
                                      ---------------    --------------    ------------------    ----------------    --------------
BALANCE DECEMBER 31, 1999                   4,786,002             4,786             1,257,214          (1,276,901)          (14,901)
Common stock sales                             16,667                17                49,983                  -             50,000
Net loss for the period                             -                 -                     -            (262,027)         (262,027)
                                      ---------------    --------------    ------------------    ----------------    --------------
BALANCE JUNE 30, 2000 (Unaudited)           4,802,669             4,803             1,307,197          (1,538,928)         (226,928)
Net loss for the period                             -                 -                     -             (36,210)          (36,210)
                                      ---------------    --------------    ------------------    ----------------    --------------
BALANCE, SEPTEMBER 30, 2000
(Unaudited                                  4,802,699             4,803             1,307,197          (1,575,138)         (263,138)
Common stock issued for services               75,000                75                74,925                   -            75,000
Net loss for the period                             -                 -                     -            (193,140)         (193,140)
                                      ---------------    --------------    ------------------    ----------------    --------------
BALANCE, DECEMBER 31, 2000                  4,877,669             4,878             1,382,122          (1,768,278)         (381,278)
Common stock sales                            150,000               150               249,850                   -           250,000
Common stock issued for services              144,160               144               380,356                   -           380,500
Net loss for the period                             -                 -                     -            (547,490)         (547,490)
                                      ---------------    --------------    ------------------    ----------------    --------------
BALANCE JUNE  30, 2001 (Unaudited)          5,171,829             5,172             2,012,328          (2,315,768)         (298,268)
Common stock issued for cash                   10,000                10                29,990                   -            30,000
Net loss for the period                             -                 -                     -            (204,632)         (204,632)
                                      ---------------    --------------    ------------------    ----------------    --------------
BALANCE, SEPTEMBER 30, 2001
(Unaudited)                                 5,181,829    $        5,182    $        2,042,318    $     (2,520,400)   $     (472,900)
                                      ===============    ==============    ==================    ================    ==============

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

NOTE C - FURNITURE AND FIXTURES

Furniture and fixtures as of December 31, 2000 and 1999 is summarized as follows:

                                              2000                  1999
                                      ------------------    ------------------
Machinery and equipment               $            8,615    $            8,615
Less accumulated depreciation                     (3,707)               (1,984)
                                      ------------------    ------------------
Furniture and fixtures, net           $            4,908    $            6,631
                                      ==================    ==================

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

The future maturities of royalty payable are as follows:

               Year ended December 31,               Amount
                                             ------------------------
                       2001                  $                 10,400
                       2002                                    10,200
                       2003                                    37,000
                       2004                                    77,000
                       2005                                   137,500
                 Thereafter                                   254,838
                                             ------------------------
                      Total                  $                526,938
                                             ========================


                       Read independent auditors' report.

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

NOTE H - INCOME TAXES

From its inception through December 31, 2000, Global Energy has an accumulated loss of $1,768,278 for income tax purposes, which can be used to offset future taxable income through 2015. The potential tax benefit of this loss is estimated as follows:

               Future tax benefit       $               353,656
               Valuation allowance                     (353,656)
                                        -----------------------
               Future tax benefit       $                     -
                                        =======================

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


                       Read independent auditors' report.

                            GLOBAL ENERGY GROUP, INC.
                    FORMERLY 1STOPSALE.COM HOLDINGS, INC. AND
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                              AT DECEMBER 31, 2000

                                                                                                                        Proforma
                                                    1Stopsale                                      Proforma             Combined
ASSETS                                               Holdings         Global Energy              Adjustments           Condensed
                                                 ---------------     ---------------         -----------------     ----------------
CURRENT ASSETS
    Cash                                         $         2,192     $        31,636         $               -     $         33,828
    Accounts receivable                                        -              35,611                         -               35,611
    Inventory                                                  -              20,662                         -               20,662
                                                 ---------------     ---------------         -----------------     ----------------
        Total current assets                               2,192              87,909                         -               90,101
                                                 ---------------     ---------------         -----------------     ----------------
FURNITURE AND FIXTURES, net                                2,362               4,908                         -                7,270
                                                 ---------------     ---------------         -----------------     ----------------
OTHER ASSETS
   Deferred offering costs                                46,781                   -                         -               46,781
   Others & patents, net                                       -              55,167                         -               55,167
   Deferred royalty costs                                      -             351,292                         -              351,292
                                                 ---------------     ---------------         -----------------     ----------------
        Total other assets                                46,781             406,459                         -              453,240
                                                 ---------------     ---------------         -----------------     ----------------
                 TOTAL ASSETS                    $        51,335     $       499,276         $               -     $        550,611
                                                 ===============     ===============         =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable, accrued
         expenses, related parties               $         1,718     $       160,566         $               -     $        162,284
    Promissory notes                                           -             193,050                         -              193,050
    Royalty payable, current portion                           -              10,400                         -               10,400
                                                 ---------------     ---------------         -----------------     ----------------
        Total current liabilities                          1,718             364,016                         -              365,734
                                                 ---------------     ---------------         -----------------     ----------------
LONG TERM LIABILITIES                                          -             516,538                         -              516,538
                                                 ---------------     ---------------         -----------------     ----------------
STOCKHOLDERS' EQUITY
   (DEFICIT)
     Common stock                                         11,929               4,878         a         (11,332)               9,972
                                                                                             b          (4,878)
                                                                                             c           9,375
     Additional paid-in capital                           85,326           1,382,122         a          11,332            1,426,645
                                                                                             c          (9,375)
                                                                                             b           4,878
                                                                                             d         (47,638)
     Retained deficit                                    (47,638)         (1,768,278)        d          47,638           (1,768,278)
                                                 ---------------     ---------------         -----------------     ----------------
        Total stockholders' equity (deficit)              49,617            (381,278)                        -             (331,661)
                                                 ---------------     ---------------         -----------------     ----------------
  TOTAL LIABILITIES & STOCK-                     $        51,335     $       499,276         $               -     $        550,611
     HOLDERS' EQUITY (DEFICIT)                   ===============     ===============         =================     ================


             The accompanying notes to unaudited pro forma condensed financial statements are an integral part of these financial statements.

                           GLOBAL ENERGY GROUP, INC.,
                    FORMERLY 1STOPSALE.COM HOLDINGS, INC. AND
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
              UNAUDITED PRO FORMA CONDENSED COMBINED BALANCE SHEET
                              AT SEPTEBMER 30, 2001
                                                                                                                      Proforma
                                                    1Stopsale                                    Proforma             Condensed
                                                     Holdings        Global Energy              Adjustments           Combined
ASSETS                                            --------------   -----------------        ------------------     ----------------
CURRENT ASSETS
    Cash                                          $            -   $         474,445        $                -     $        474,445
    Accounts & note receivable                           500,000               7,096   e             (500,000)                7,096
    Inventory                                                  -              13,586                         -               13,586
                                                  --------------   -----------------        ------------------     ----------------
        Total current assets                             500,000             495,127                  (500,000)             495,127
                                                  --------------   -----------------        ------------------     ----------------
FURNITURE AND FIXTURES, net                                    -              14,781                         -               14,781
                                                  --------------   -----------------        ------------------     ----------------
OTHER ASSETS
   Others & patents, net                                       -              70,211                         -               70,211
   Deferred royalty costs                                      -             414,226                         -              414,226
                                                  --------------   -----------------        ------------------     ----------------
        Total other assets                                     -             484,437                         -              484,437
                                                  --------------   -----------------        ------------------     ----------------
                 TOTAL ASSETS                     $      500,000   $         994,345        $         (500,000)    $        994,345
                                                  ==============   =================        ==================     ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable, accrued
      expenses, related parties                   $            -     $       174,323         $               -     $        174,323
    Notes & debenture payable                            500,000             663,050    e             (500,000)             663,050
    Royalty payable, current portion                           -               5,100                         -                5,100
                                                  --------------     ---------------         -----------------     ----------------
        Total current liabilities                        500,000             842,473                  (500,000)             842,473
                                                  --------------     ---------------         -----------------     ----------------
LONG TERM LIABILITIES                                          -             624,772                         -              624,772
                                                  --------------     ---------------         -----------------     ----------------

STOCKHOLDERS' (DEFICIT)
     Common stock                                         12,079               5,182    a              (11,475)               9,979
                                                                                        b               (5,182)
                                                                                        c                9,375
     Additional paid-in capital                          115,864           2,042,318    a               11,475            2,037,521
                                                                                        c               (9,375)
                                                                                        b                5,182
                                                                                        d             (127,943)
     Retained deficit                                   (127,943)         (2,520,400)   d              127,943           (2,520,400)
                                                  --------------     ---------------         -----------------     ----------------
             Total stockholders' (deficit)                     -           (472,900)                         -             (472,900)
                                                  --------------     ---------------         -----------------     ----------------
   TOTAL LIABILITIES & STOCK-
      HOLDERS' EQUITY (DEFICIT)                   $      500,000     $       994,345         $        (500,000)    $        994,345
                                                  ==============     ===============         =================     ================

             The accompanying notes to unaudited pro forma condensed
               financial statements are an integral part of these
                              financial statements.

                           GLOBAL ENERGY GROUP, INC.,
                    FORMERLY 1STOPSALE.COM HOLDING, INC. AND
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                                                                                                   Proforma
                                                  1Stopsale                                  Proforma             Condensed
                                                  Holdings           Global Energy         Adjustments             Combined
                                              ------------------    ----------------    -------------------    -----------------
REVENUES                                      $                -    $        474,195    $                 -    $         474,195

COST OF GOODS SOLD                                             -             417,073                      -              417,073
                                              ------------------    ----------------    -------------------    -----------------

GROSS PROFIT                                                   -              57,122                      -               57,122

OPERATING EXPENSES                                        47,510             530,096                      -              577,606
                                              ------------------    ----------------    -------------------    -----------------

LOSS BEFORE OTHER INCOME (EXPENSES)                      (47,510)           (472,974)                     -            (520,484)
                                              ------------------    ----------------    -------------------    -----------------

OTHER INCOME (EXPENSE)
    Interest income                                            -                 181                      -                  181

    Interest (expense)                                         -             (18,584)                     -              (18,584)
                                              ------------------    ----------------    -------------------    -----------------

 TOTAL OTHER INCOME (EXPENSE)                                  -             (18,403)                                    (18,403)
                                              ------------------    ----------------    -------------------    -----------------

 NET LOSS                                     $          (47,510)   $       (491,377)   $                 -    $        (538,887)
                                              ==================    ================    ===================    =================

NET LOSS PER COMMON SHARE                                                                                      $            (.05)
                                                                                                               =================

             The accompanying notes to unaudited pro forma condensed
               financial statements are an integral part of these
                              financial statements.

                           GLOBAL ENERGY GROUP, INC.,
                    FORMERLY 1STOPSALE.COM HOLDING, INC. AND
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                                                                   Proforma
                                                  1Stopsale                                  Proforma             Condensed
                                                  Holdings           Global Energy         Adjustments             Combined
                                              ------------------    ----------------    -------------------    -----------------
REVENUES                                      $                -    $         29,638    $                 -    $          29,638

COST OF GOODS SOLD                                             -              16,987                      -               16,987
                                              ------------------    ----------------    -------------------    -----------------

GROSS PROFIT                                                   -              12,651                      -               12,651

OPERATING EXPENSES                                         7,334             752,089                      -              759,423
                                              ------------------    ----------------    -------------------    -----------------

LOSS BEFORE OTHER INCOME (EXPENSES)                       (7,334)           (739,438)                     -             (746,772)
                                              ------------------    ----------------    -------------------    -----------------

OTHER INCOME (EXPENSE)
    Interest income                                            -               2,229                      -                2,229
    Interest (expense)                                         -             (14,913)                     -              (14,913)
                                              ------------------    ----------------    -------------------    -----------------

 TOTAL OTHER INCOME (EXPENSE)                                  -             (12,684)                                    (12,684)
                                              ------------------    ----------------    -------------------    -----------------

 NET LOSS                                     $           (7,334)   $       (752,122)   $                 -    $        (759,456)
                                              ==================    ================    ===================    =================

NET LOSS PER COMMON SHARE                                                                                      $            (.08)
                                                                                                               =================

             The accompanying notes to unaudited pro forma condensed
               financial statements are an integral part of these
                              financial statements.

                           GLOBAL ENERGY GROUP, INC.,
                    FORMERLY 1STOPSALE.COM HOLDING, INC., AND
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
                     UNAUDITED PRO FORMA CONDENSED COMBINED
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                             Additional
                                                                              Paid-in             Retained
                                           Shares            Amount           Capital             Deficit             Total
                                       --------------     -------------    ---------------     ---------------    ---------------
BALANCE, JANUARY 1, 2000                   11,500,000     $      11,500    $             -     $          (128)   $        11,372

Issuance of 426,275 shares for
services valued at $85,225                    426,275               426             84,829                   -             85,255

Issuance of 2,500 shares for cash               2,500                 3                497                   -                500

Loss for year 2000                                  -                 -                  -            (538,887)          (538,887)
                                       --------------     -------------    ---------------     ---------------    ---------------
BALANCE, DECEMBER 31, 2000                 11,928,775            11,929             85,326            (539,015)          (441,760)

Issuance of common stock
  for cash                                    150,000               150             29,850                   -             30,000

Giving effect to a 1 for 20 reverse
stock split                               (11,474,837)          (11,475)            11,475                   -                  -

Issuance of shares in exchange for
common shares of Global Energy              9,375,000             9,375          1,910,870          (1,221,929)           698,316

Loss for the period 9/30/01                         -                 -                  -            (759,456)          (759,456)
                                       --------------     -------------    ---------------     ---------------    ---------------

BALANCE, SEPTEMBER  30, 2001                9,978,938     $       9,979    $     2,037,521     $    (2,520,400)   $      (472,900)
                                       ==============     =============    ===============     ===============    ===============

             The accompanying notes to unaudited pro forma condensed
               financial Statements are an integral part of these
                              financial statements.

                           GLOBAL ENERGY GROUP, INC.,
                   FORMERLY 1STOPSALE.COM HOLDINGS, INC., AND
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2001


NOTE A - GENERAL INFORMATION

The following unaudited pro forma condensed combined balance sheet aggregates the balance sheet of Global Energy Group, Inc., formerly 1Stopsale.com Holdings, Inc., a Delaware corporation ("1Stopsale") and Global Energy & Environmental Research, Inc., ("Global Energy") a Florida corporation as of December 31, 2000, and as of September 30, 2001 using the reverse merger method of accounting, effectively a re-capitalization of Global Energy, and using the assumptions described in the following notes as if the business combination occurred as of the end of December 31, 2000 and September 30, 2001 for the balance sheet and as of the beginning of the year and the period for the statement of operations.

The following pro forma condensed combined statement of operations aggregates the result of operations for both companies for the year ended December 31, 2000, and for the nine months ended September 30, 2001.

The pro forma statements should be read in conjunction with the separate financial statements and notes thereto of 1Stopsale at December 31, 2000 and for the year then ended, and for the nine months ended September 30, 2001, included in that company's annual report filed with the Securities and Exchange Commission under cover of Form 10-KSB and Form 10-QSB. The pro forma financial statements are not necessarily indicative of the combined financial position which might have existed at December 31, 2000 and September 30, 2001, or the results of operations as they may have been for the year ended December 31, 2000 and for the nine months ended September 30, 2001, had the business combination occurred on the dates indicated above.


NOTE B - REVERSE MERGER METHOD OF ACCOUNTING

Following the acquisition the management of Global Energy became the management of 1Stopsale and the former stockholders of Global Energy were issued approximately 94% of the outstanding shares of 1Stopsale's $0.001 par value common stock. In accordance with accounting principles generally accepted in the United States of America, 1Stopsale's acquisition of Global Energy has been accounted for as a reverse merger. As a result, Global Energy has been treated as the acquiring company and 1Stopsale has been treated as the acquired company for accounting purposes, even though 1Stopsale is the acquiring company for legal purposes. The historical financial information of Global Energy has become the historical financial information for 1Stopsale in connection with the acquisition. Similarly, the historical equity and earnings (deficit) of Global Energy prior to the acquisition have been retroactively restated for the equivalent number of shares issued in connection with the acquisition.


NOTE C - ASSUMPTIONS

The accompanying compiled pro forma condensed combined financial statements are presented based on the following assumptions:

1. That the 1 for 20 reverse stock split of 1Stopsale consummated in connection with the business combination between 1Stopsale and Global Energy was accomplished on January 1, 2000.

                           GLOBAL ENERGY GROUP, INC.,
                   FORMERLY 1STOPSALE.COM HOLDINGS, INC., AND
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2001


NOTE C - ASSUMPTIONS (Continued)

2. That the Exchange Agreement between 1Stopsale and Global Energy was consummated under the terms and conditions disclosed in Note F as of January 1, 2000.

3. The pro forma condensed combined statement of operations for the year ended December 31, 2000 and for the nine months ended September 30, 2001 do not include adjustments for legal and accounting expenses associated with the acquisition.


NOTE D - PRO FORMA ADJUSTMENTS

The pro forma adjustments are summarized as follows:

(a) To adjust the capital and paid-in capital accounts as a result of the 1 for 20 reverse stock split.

(b) To eliminate the capital stock of Global Energy in exchange for the issuance of 9,375,000 shares (after giving effect to the 1 for 20 reverse stock split) of 1Stopsale's $0.001 par value common stock.

(c) To give effect to the issuance to the issuance of 9,375,000 shares in connection with the business combination

(d)      To eliminate the accumulated deficit of 1Stopsale.

(e)      Elimination of loan from 1Stopsale to Global Energy.


NOTE E - NET LOSS PER COMMON SHARE

The net loss per common share for the pro forma condensed combined column is computed based on the weighted average number of historical shares outstanding for 1Stopsale during the year, giving effect to (1) the 1 for 20 reverse stock split, and (2) the 9,375,000 common shares that were issued to the shareholders of Global Energy upon the consummation of the business combination since the transaction is assumed to have occurred on January 1, 2000 for purposes of the pro forma statement of operations.


NOTE F - MERGER

On September 17, 2001, 1Stopsale entered into a stock Exchange Agreement, as amended, to acquire 100% of the issued and outstanding common stock of Global Energy for an aggregate of 9,375,000 shares of common stock of 1Stopsale, after giving effect to the 1 for 20 reverse stock split. The effective date of the transaction and closing was October 12, 2001.

                           GLOBAL ENERGY GROUP, INC.,
                   FORMERLY 1STOPSALE.COM HOLDINGS, INC., AND
                  GLOBAL ENERGY & ENVIRONMENTAL RESEARCH, INC.
      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS
                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2001


NOTE F - MERGER (Continued)

In connection with the 1Stopsale acquisition of Global Energy, the following actions by written consent were taken: (1) the name of 1Stopsale was changed to "Global Energy Group, Inc."; (2) the outstanding shares of 1Stopsale were reversed split 1 for 20; (3) decrease the par value of its common stock from $0.02 to $0.001; (4) increased the number of authorized common stock from 5,000,000 to 50,000,000; and (5) increased the number of authorized preferred stock from 500,000 to 10,000,000.

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



November 28, 2001                   GLOBAL ENERGY GROUP, INC.



                                    By: /s/ Richard Wiles
                                        ----------------------------
                                        Richard Wiles, President and
                                        Chief Executive Officer