Form 10KSB
period 2001-12-31
GLOBAL ENERGY GROUP INC
filed 2002-04-11
CIK 1099358

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ____________.

                          Commission File No. 000-31505

                            GLOBAL ENERGY GROUP, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                         23-3020677
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

2346 SUCCESS DRIVE, ODESSA, FLORIDA                             33556
(Address of principal executive offices)                     (Zip Code)

                                 (727) 372-3939
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $44,714

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         As of April 8, 2002, the aggregate market value (based on the last sale price on such date or, if not a trading day, the then most recent trading day) of Common Stock held by non-affiliates of the registrant was $14,489,299. For purposes of this disclosure, we have considered each officer and director, and each person who owns 5% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          13,165,972 shares of Common Stock, par value $.001 per share, as of April 8, 2002

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            GLOBAL ENERGY GROUP, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001

ITEM                                                                              PAGE
----                                                                              ----
PART I
Cautionary Statement Regarding Forward-Looking Information........................  1
Item 1.    Description of Business................................................  1
Item 2.    Description of Property................................................  6
Item 3.    Legal Proceedings......................................................  7
Item 4.    Submission of Matters to a.............................................  7
           Vote of Security Holders

PART II
Item 5.    Market for Common Equity and...........................................  7
           Related Stockholder Matters
Item 6.    Management's Discussion and Analysis...................................  8
           or Plan of Operation
Item 7.    Financial Statements................................................... 11

Item 8.    Changes In and Disagreements With Accountants.......................... 29
           on Accounting and Financial Disclosure

PART III
Item 9.    Directors, Executive Officers, Promoters and Control................... 29
           Persons; Compliance With Section 16(a) of the
           Exchange Act
Item 10.   Executive Compensation................................................. 30
Item 11.   Security Ownership of Certain Beneficial Owners and.................... 31
           Management and Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions......................... 34
Item 13.   Exhibits and Reports on Form 8-K....................................... 35

                                     PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. You also should consider the specific risk factors described more fully in this report beginning on page ____. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Global Energy Group, Inc. (the "Company" or "Global") invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration ("HVACR") industries. We currently hold the rights to seven patents, and six patent-pending applications. Using these patents, we have been able to develop products that we believe are significantly more energy efficient than those currently generally available.

Our initial product strategy is to market a complete line of retrofit and new equipment products for the commercial rooftop air conditioning market. Over the past three years we have installed equipment in a number of locations in Florida, including three schools, four post offices, and buildings located on two military bases. Some of these installations were retrofits to existing air conditioning equipment, while others were entirely new systems. Through these installations, we refined our equipment design and provided field verification that our technologies would effectively increase capacity while reducing energy consumption. Each of these initial installations resulted in energy efficiency improvements of 25% or greater (meaning that the installation of our equipment increased the cooling level achieved by 25%, without increasing energy consumption).

We also currently are developing additional products that target the residential market, and we plan to expand our product line to include heat pumps, ice machines and water heaters. As new technologies are developed, we will evaluate how to maximize the value of each one. This will include the choice between licensing the technology to others, joint venturing, or commercializing the products ourselves. However, there is no assurance that we will complete the development or introduction of any new products, and the timing of the introduction of any additional products is not certain.

Products

To date, the Company has completed development of three products. Our principal products are our "EER(+)Plus" units, which we expect to be the principal source of any sales revenues during the coming year. Our EER+ units utilize generally wasted condensate water and exhaust air, produced by all air standard conditioning systems, to provide increased capacity and to reduce power consumption. We believe this produces improvements in energy efficiency of at least 25%, which corresponds to a reduction of at least 20% in energy consumption for air conditioning when maintaining the same cooling level. Our product designs include both add-on and stand alone packaged units. Thus far, however, all units produced and sold have been add-on units.

The Company is in the process of completing the design and testing of a complete unitary packaged air conditioning unit, with several of its patented technologies incorporated into it. The testing is being done by ARI, an independent industry group which certifies the energy efficiency ratings of air conditioning units. While the certification process will not be completed until later in the year, the Company believes that this unit will prove to be much more efficient than most of the competitors' existing products in its markets. Current plans call for the Company to offer both the EER+ product and the rooftop packaged units in several cooling sizes ranging from 6 to 30 tons. Typically, a commercial building installation requires a ton of air conditioning for every 300-400 square feet. Large buildings would utilize multiple units.

Technology

Global currently holds the exclusive rights to seven U.S. patents with expiration dates ranging from 2003 to 2018, and six patent-pending applications, pursuant to a series of agreements with the inventors of the patented technologies. Under the terms of these agreements, the Company has the exclusive right, and also the obligation, to pursue commercial development of the patented technologies. If the Company fails to commercialize the patents within a specified period of time, the inventors have the right to terminate the Company's rights to commercialize the technologies covered by the patents. For all but one of the patents, these agreements are with Mr. Thomas Hebert, an officer of the Company and the beneficial owner of 1,612,450 shares (or about 13%) of the Company's Common Stock. See Item 9 in this report for additional information regarding Mr. Hebert. Mr. Hebert and the other assignor are entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments will begin in 2004 and are based upon a percentage of portions of the net sales revenues received by the Company. The patents are essential to the Company's business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company's existence.

Production

To date, Global has internally produced all the equipment it has sold. The Company purchases components, fabricates sheet metal and tubing and then assembles and tests its finished products. In the future, the Company may continue to produce its products itself, or the Company may seek arrangements with others for manufacturing services. Because we have only limited manufacturing capabilities, production in significant quantities, or production of some products (such as a unitary packaged unit, if we complete the design and testing of such a unit), could not be accomplished without obtaining outside manufacturing services, at least initially.

All materials and components for the Company's products are readily available and the Company believes that it will be able to secure an adequate supply of material to produce its products. The Company also believes that suitable manufacturing services would be readily available.

Distribution

The Company has a very small in-house sales staff. In the near term, Global will sell most of its products through HVACR distributors and/or contractors. The Company has entered into a distribution agreement with an established contractor for sales in Texas, Oklahoma and Kansas. The Company intends to seek out similar distribution channels in Florida, Georgia, California and Arizona, but has not identified candidates at this time. In addition to distributors and/or contractors, the Company may also utilize manufacturers' representatives. The Company has begun the process of trying to identify potential representatives, but has not yet established any significant relationships.

Competition and Markets

The Company will be competing in the marketplace to sell unitary air conditioning equipment in the new construction and replacement markets. In the United States in 2001 and 2000, 6.2 million and 6.7 million unitary air conditioning units and heat pumps were sold, respectively. Approximately one-half of this market is for replacement units. There are numerous manufacturers of such equipment.

The Company competes with all manufacturers of HVACR equipment. All of these companies are more established and many are substantially larger than Global and have greater resources. For Global to be successful, its products have to compete on the basis of total value - that is, that the higher price of the product is more than offset by increase in operational efficiency and lower operating expenses of its equipment when compared to the products available from other manufacturers. While not finalized at this point, the Company anticipates that its units generally will be priced higher than competitors' products. However, based on actual experience for the units installed by the Company over the past three years, we believe our equipment will consume at least 20% less electricity than competing products.

We provide a competitive warranty on its products covering parts only for a period of one year from the date of operation; compressors are warranted for an additional four years.

Customers

We have no major customers at this time. The products that have been sold and installed over the past few years have primarily been sold either directly by us or through energy services companies ("ESCO's") that had customers seeking to install equipment to reduce overall energy consumption.

To combat our lack of resources and brand identity, our marketing and sales strategy focuses on using existing distributors and/or HVACR contractors that have established customer bases.

One of the largest potential customers for our products is the federal government and its various agencies. President Clinton signed the Climate Change Action Plan in 1993, which required all federally owned facilities to save 20% of their total energy consumption by 2005. That Act has been revised twice, and as of 1999, federal facilities were required to save 35% of their total energy consumption by 2010. This is a federal mandate, and most of existing military and federal buildings have not yet met this goal. We believe that most of the military and federal facilities are continuing to try to find ways to save energy. We further believe our technology has the ability to save government facilities this energy percentage requirement just by changing to our air conditioning and heating system technology. However, there is no assurance that we will be able to sell any of our products to any particular customer.

Environmental Matters

Our operations are subject to evolving and often increasingly stringent federal, state, local and international laws and regulations concerning the environment. Environmental laws that affect or could affect the Company's domestic operations include, among others: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and any regulations promulgated under these acts and various other federal, state and local laws and regulations governing environmental matters. The Company believes it is in compliance in all material respects with all existing environmental laws and regulations.

In the past decade, there has been increasing regulatory and political pressure to phase out the use of certain ozone depleting substances, including hydrochlorofluorocarbons, which are sometimes referred to as "HCFCs". This development is of particular importance to the Company and its competitors because of the common usage of HCFCs as refrigerants for air conditioning and refrigeration equipment. The Company does not believe that implementation of the phase out schedule for HCFCs contained in the current regulations will have any adverse effect on its financial position or results of operations. The Company does believe, however, that there will likely be continued pressure by the international environmental community for the United States and other countries to accelerate the phase out schedule.

The Company believes that as a new market entrant whose products are now being designed with these matters in mind, it is well positioned to react to any changes in the regulatory landscape.

Employees

The Company currently employs 13 full time people. It is anticipated that additional personnel will be required if the Company expands its operations.

Corporate History

The Company, a Delaware corporation, was organized in October 1999, then known as 1stopsale.com Holdings, Inc. Global Energy & Environmental Research, Inc. ("GEER"), a Florida corporation, was organized in December 1998. Although GEER is now a subsidiary of the Company, prior to October 2001 there was no affiliation between GEER and the Company. Mr. Wiles, Mr. Cornett, Mr. Hebert, and Dr. Stubbs were founders of GEER. For additional information regarding those persons, see Items 9, 10, 11, and 12 of this report.

In October 2001, GEER and the Company, then still known as 1stopsale.com Holdings, Inc., entered into a Securities Exchange Agreement. Pursuant to that agreement, (1) shares of 1stopsale.com Holdings, Inc. were issued by 1stopsale.com Holdings, Inc. in exchange for all outstanding shares of GEER, making GEER a wholly owned subsidiary of the Company, (2) 1stopsale.com Holdings, Inc. changed its name to "Global Energy Group, Inc.", its current name, and (3) Global Energy Group, Inc. assumed all operations, keeping GEER as a subsidiary. This transaction (the "2001 Restructuring") resulted in the previous owners of GEER acquiring control of the Company.

From a corporate law standpoint, 1stopsale.com Holdings, Inc. (now known as Global Energy Group, Inc.) acquired all the outstanding Common Stock of GEER. However, from an accounting perspective, the 2001 Restructuring is treated as a "reverse merger," or as if GEER acquired 1stopsale.com Holdings, Inc.

Also as part of the 2001 Restructuring, the Company effectuated a 1-for-20 reverse stock split which changed the par value of its Common Stock and the number of authorized shares to 50,000,000 shares of $.001 par value per share Common Stock.

The Company's principal office is at 2346 Success Drive, Odessa, Florida 33556 and its telephone number is 727.372.3939.

RISK FACTORS

An investment in our Common Stock is speculative and involves a substantial degree of risk. Investors should carefully consider, along with other information in this report, the following considerations and risks in evaluating an investment in our Common Stock. You should not purchase any Common Stock unless you can afford to lose your entire investment.

We have accumulated a deficit and anticipate future losses.

From inception through December 31, 2001, our revenues have been sporadic and we have an accumulated deficit of ($3,081,541). Many of our products are in the early stages of commercialization, while others are still under development. The products scheduled for manufacturing and distribution will require significant production, sales and marketing expenditures that, together with projected general and administrative expenses along with continuing expenses to develop and patent additional technologies, will cause anticipated additional operating losses for the near future. We cannot predict when we will become profitable. If we cannot achieve profitability, investors in our Common Stock will likely lose their entire investment.

If we are unable to protect our intellectual property, we may be unable to compete.

Our products rely on our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. We rely on a combination of patent and trade secret laws, and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners and control access to and distribution of our software, documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States. In addition, the measures we undertake may not be sufficient to adequately protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of our products.

Our products include the proprietary technologies covered by several patents. Under the agreements that grant us the rights to use those technologies, we must make royalty payments to the inventors of the technologies, and we must continue to actively commercialize those technologies. If we fail to do so, the inventors have the right to terminate our patent rights. Loss of the rights to use these patents would seriously jeopardize the Company's ability to survive.

Our efforts to protect our intellectual property may involve us in costly and lengthy litigation that could seriously harm our business.

In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Although we have not been involved in intellectual property litigation, we may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

- cease selling our products that use the challenged intellectual property;

- obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

- redesign those products that use infringing intellectual property or cease to use an infringing patent.

We have no experience in manufacturing our products in commercial quantities.

To be financially successful, we will have to manufacture our products in commercial quantities at acceptable costs while also preserving the quality levels achieved in manufacturing these products in limited quantities. This presents a number of challenges for the Company and we can give no assurance that we will be successful in developing product designs and manufacturing processes that permit us to accomplish these tasks. In addition, we may incur significant start-up costs and unforeseen expenses in our product design and manufacturing efforts.

We have limited experience in marketing and selling our products.

Our initial strategy is to market a complete line of equipment for the commercial unitary air conditioning market. As our products become ready for commercial distribution, we will have to develop a marketing and sales organization, or utilize existing distribution channels in the HVACR industry. Our initial sales strategy will be to rely heavily on selling our products through existing distributors and/or HVACR contractors. To establish these relationships, we may have to grant concessions in order to induce potential distributors and/or contractors to sell our products. Over time, the Company will supplement the sales activities of distributors and contractors by adding a limited number of personnel that will be dedicated to making direct sales of our products, primarily to national accounts customers and governmental agencies. The Company will also evaluate using manufacturer representatives to make direct sales to customers.

We are a relatively small company with limited resources compared to some of our current and potential competitors.

The markets in which we compete are intensely competitive. Many of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and a larger customer base than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could prevent us from competing successfully against current or future competitors and could materially harm our business.

Our Common Stock may experience extreme market price and volume fluctuations.

The market price of our Common Stock has little trading history, and has historically experienced significant volatility and may continue to experience such volatility in the future. We have few publicly traded shares and a limited number of stockholders, and our stock is currently thinly-traded. Factors such as technological achievements by us and our competitors, the establishment or development of strategic relationships with other companies, our introduction of commercial products, and our financial performance may have a significant effect on the market price of our Common Stock. In addition, the stock market in general, and the stock of technology companies in particular, have in recent years experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our Common Stock. We may be unable to raise additional capital to complete our product development and commercialization plans.

Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the continuing development of our manufacturing plans. Our current expectations are that we will need to seek additional capital through public or private sales of our securities in order to fund our activities on a long-term basis. We do not know whether we will be able to secure such additional funding on terms acceptable to us. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. Thus, we cannot assure you that our current cash resources together with the proceeds we receive from any future offerings will be sufficient to enable us to reach our cash break-even point. If we are not able to secure additional funds, it will require a greater period of time for us to become profitable and substantially increase the risk of investors and shareholders losing their entire investment. If we are successful in raising additional capital, investors and shareholders could face substantial dilution of their investments.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company occupies and leases approximately 20,540 square feet of office/manufacturing space in Odessa, Florida, which is in good condition and is adequate for the Company's needs at this time. Global also leases office space in Cedar Rapids, Iowa on a short-term basis.

It is not our policy to acquire assets primarily for possible capital gain or primarily for income. We do not have, and do not expect to have in the foreseeable future, any material investments in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities. However, we do not have any policies regarding such investments, there are no limitations on the amount that the Company is permitted to invest in any one investment or type of investment, and no vote of our security holders is required to adopt or change any policy regarding the foregoing.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of our knowledge, against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In September and October, 2001, one shareholder owning approximately 95% of the Company's then outstanding Common Stock approved, by written consent without a meeting:

-        the 2001 Restructuring;

-        the election of new directors in connection with the 2001
         Restructuring;

-        changing the name of the Company to "Global Energy Group, Inc.";

- a one-for-twenty reverse stock split in the Company's Common Stock (the "Reverse Split");

- a decrease in the par value of the Company's Common Stock, which had increased as a result of the Reverse Split, from $.02 to $.001;

- an increase in the number of shares of Common Stock the Company is authorized to issue from 5,000,000 to 50,000,000;

- an increase in the number of shares of Preferred Stock the Company is authorized to issue from 500,000 to 10,000,000; and

-        the adoption of the Company's 2001 Equity Incentive Plan.

At the time the written consents were adopted, there were 603,938.75 shares of Common Stock outstanding, 575,000 of which were then owned by the shareholder who adopted the written consents (adjusted, in each case, to reflect the Reverse Split). No other votes were cast with respect to the matters approved. An Information Statement regarding the foregoing, pursuant to Section 14(c) and 14(f) of the Securities and Exchange Act of 1934, was submitted on or about October 2, 2001 to the holders of record at the close of business on September 19, 2001 of the Company's Common Stock.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)(i) Market for Common Equity

Our Common Stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol "GENG." From July 2, 2001 to October 12, 2001, the Company's Common Stock traded under the symbol "OSSI." The shares historically have not been eligible for listing on any securities exchange or under the Nasdaq system.

The following table sets forth the range of high and low bid information for the periods indicated, based on information obtained from the OTCBB Historical Data
Service:

     QUARTER ENDED              HIGH           LOW
     September 30, 2001        $ 5.00        $ 1.60
     December 31, 2001         $ 5.75        $ 0.60
     March 31, 2002            $ 5.00        $ 1.97

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of March 31, 2002, 13,165,972 shares of Common Stock were issued and outstanding, of which 1,855,940 were unrestricted and freely tradable. On that date there were 64 shareholders of record as reported to us by our transfer agent, and we estimate that there were an additional 50 reported beneficial owners of the Company's Common Stock reported through institutional accounts.

We have not paid any dividends to date. We can make no assurance that our proposed operations will result in sufficient revenues to enable profitable operations or to generate positive cash flow. For the foreseeable future, we anticipate that we will use any funds available to finance the growth of our operations and that we will not pay cash dividends to stockholders. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and financial condition and other relevant factors.

(a)(ii) Recent Sales of Unregistered Securities

On September 28, 2001 we issued a 6% Convertible Debenture to a private investor in the principal amount of $500,000. The Debenture had an original maturity date of November 30, 2001, which was mutually extended to February 28, 2002. The Debenture was convertible into shares of the Company's Common Stock at the rate of $1.00 per share. On February 7, 2002, this debenture plus accrued interest was converted into 510,849 shares of Common Stock of Global.

On October 12, 2001 we issued an aggregate of 9,375,000 shares to individuals in connection with the acquisition of Global Energy & Environmental Research Inc. ("GEER"), as described above, solely in exchange for issued and outstanding shares of GEER.

On November 16, 2001 we sold an aggregate of 1,966,061 shares of our Common Stock to ten private investors for $500,000, or about $.4295 per share.

All of these transactions were completed without general solicitation and involved only a limited number of offerees, most of whom were persons with whom the Company and/or its controlling persons had prior business and/or personal relationships, and all of whom the Company believes to have been accredited investors at the times of the transactions. At all relevant times the Company was a reporting company under the Securities Exchange Act of 1934 and there was readily available adequate current public information with respect to the Company. Moreover all such transactions were completed without the involvement of any underwriter, placement agent or similar person, and without the payment of any commission or other compensation. The Company believes that all such transactions were exempt from registration under Section 3(b) and/or Section 4(2) of the Securities Act of 1933.

(b) Use of Proceeds From Initial Public Offering

Pursuant to a Registration Statement on Form SB-2 filed December 27, 1999, as subsequently amended, the Company conducted an initial public offering of up to 250,000 shares of Common Stock at an offering price of $4.00 per share (after giving effect to the Company's subsequent reverse stock split). The offering was conducted on a best efforts basis without the participation of any underwriter or placement agent, and was terminated on or about May 16, 2001 after the sale of 28,939 shares in the offering, 28,814 shares of which were sold for services rendered and 125 for cash (again, after giving effect to the Company's subsequent reverse stock split). The net cash proceeds of the offering to the Company were approximately $500. The Company utilized the proceeds of the offering for general corporate purposes.

(c) Securities Authorized for Issuance under Equity Compensation Plans.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 11 of this report, which information is incorporated by reference into this Item 5.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Financial Statements included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Global's significant accounting policies are more fully described in Note A to the financial statements. However, certain accounting policies are particularly important to the portrayal of the Company's financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, Global's management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

- Revenue Recognition. Revenue from contracts is recognized on a completed contract method. Under the completed contract method, costs of contracts in process and current billings are accumulated, and no interim charges or credits are made to income other than provision for losses. A contract is considered substantially completed if remaining costs are not significant in amount. Global Energy does not allocate general and administrative expenses to its contracts in progress.

- Allowance for Uncollectible Accounts Receivable. We estimate and provide an allowance for uncollectible accounts based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.

- Long-lived assets. We depreciate property and equipment and amortize patents over the respective asset's estimated useful life. We determine the useful lives of each asset based of how long we determine the asset will generate revenue or has a useful economic life. We review the remaining useful life of our assets annually to ascertain that our estimate is still valid. If we determine the useful lives have materially changed, we either change the useful life of the assets or we may write the asset off completely if we determine the asset has exhausted its useful life.

- Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a valuation allowance of $660,865 for the entire amount of our deferred tax assets due to the uncertainty of our ability to utilize them. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or adjust an additional valuation allowance which could materially impact our financial position and results of operations.

INCOME STATEMENT - RESULTS OF OPERATIONS

2001 compared to 2000

Revenues decreased $429,481 as a result of the completion of several projects during 2000 that were not replaced during 2001. The lack of significant new projects resulted from a shift in management's focus during 2001. During 2001, the Company concentrated on the final development of three of its patented products, the infrastructure to support the sales generated from these products, the preparation of patent applications and the initial product development of several new technologies, and on completing the 2001 Restructuring. Cost of sales decreased by $382,527 from 2000 due to the lower volume of revenues. The gross profit in 2001 was $10,168, compared to a gross profit of $57,122 in 2000. This decrease was due to the lower volume of revenues.

Operating expenses increased by $761,731, mainly due to an increase in consulting fees of $750,000 resulting from current and past services, and an increases in legal and accounting fees of $75,000 as a result of the 2001 Restructuring. Spending on sales and marketing increased by a total of $40,064 over the amount incurred during

2000. Global spent $72,963 and $49,568 on research and development during the years ended December 31, 2001 and 2000, respectively. Other general and administrative expenses had nominal increases from 2000 to 2001.

Net interest expense increased by approximately $13,200 due to greater levels of debt outstanding, and a decrease in offsetting interest income. The issuance of the convertible debenture in September 2001 was the primary cause for the increase in debt levels.

Net loss for the year increased from a loss of ($491,377) in 2000 to a loss of ($1,313,263) in 2001.

Commitments

The Company has a current material commitment with its landlord. Global Energy leases a 20,540 square foot facility in an industrial park in Odessa, Florida. The lease is for a period of five years with an automatic renewal clause for each additional year. The current lease amount is $4.69 per square foot annually ($8,021 monthly, including rent, insurance, taxes and other pass through items), increasing each year on the anniversary of the lease.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred net losses for the reasons described above. Of this loss, over $680,000 was funded by the issuance of Common Stock for services and so does not represent a use of cash. Increases in construction work in process, inventory and prepaid items, and decreases in accounts payable, increased the net cash loss from operations to $906,425. Net cash invested during 2001 included technical and office equipment purchases of approximately $60,903.

Net cash from financing during 2001 included the issuance of a $500,000 convertible debenture on September 28, 2001 and Common Stock issues for cash totaling $740,000. The debenture and its accrued interest were converted into shares of Common Stock subsequent to year-end.

Global Energy does not expect any significant purchases or sales of furniture or equipment, and does not plan to materially change the number of its employees, until it is able to raise the capital required to further expand its operations.

The Company has no bank lines of credit. An Investment Agreement was executed on March 30, 2002 between the Company and one of its shareholders. The agreement provides that under certain conditions, loans of up to $761,000 will be made to Global. No assurance can be made that these conditions will be met, or that adequate liquidity will be available to support the Company's operations in 2002.

During the next twelve months, Global plans to satisfy its cash requirements through additional equity financing and sales of its products. There is no assurance that Global will be successful in this regard. Revenues have been slower to materialize than previously anticipated. Management believes that revenues under contract will be significantly lower than previously estimated. As of December 31, 2001, Global had approximately $334,000 in cash with which to satisfy its future cash requirements. At its current level of operations, the Company would require a minimum of approximately $1.2 million to satisfy its cash needs for the next 12 months.

Management of Global has not sought or obtained any other additional equity or debt financing as of the date of this report. In the event that Global is unable to obtain further debt or equity financing, Global may not be able to continue operations as currently conducted.

RISKS AND UNCERTAINTIES

Reference is made to the risk factors described beginning on page 4 of this report.

                         INDEX TO FINANCIAL STATEMENTS


                               TABLE OF CONTENTS


                                                                                                                 PAGE
                                                                                                                 ----

Independent Auditors  Report                                                                                      12

Balance sheets as of December 31, 2001 (consolidated) and 2000                                                    13

Statements of operations for the years ended December 31, 2001
        (consolidated) and 2000                                                                                   15

Statements of cash flows for the years ended December 31, 2001
        (consolidated) and 2000                                                                                   16

Statements of stockholders' (deficit) for the years ended December 31, 2001
        (consolidated) and 2000                                                                                   17

Notes to Financial Statements                                                                                     18

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Global Energy Group, Inc.
(Formerly 1Stopsale.com Holdings, Inc.)
Odessa, Florida

We have audited the accompanying balance sheets of Global Energy Group, Inc., (formerly 1Stopsale.com Holdings, Inc.) as of December 31, 2001 (consolidated) and 2000, and the related statements of operations, cash flows and stockholders' (deficit) for the years ended December 31, 2001 (consolidated) and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Global Energy Group, Inc. at December 31, 2001 and 2000, and the results of its operations, and its cash flows for the years ended December 31, 2001 (consolidated) and 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Baumann, Raymondo & Company, P.A.
-------------------------------------------
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 18, 2002

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                                 BALANCE SHEETS
                         AT DECEMBER 31, 2001 AND 2000


                      ASSETS                          (CONSOLIDATED)
                                                           2001                 2000
                                                      -------------           --------

CURRENT ASSETS
    Cash                                                $  334,308            $  1,636
    Certificate of deposit                                      --              30,000
    Accounts receivable                                         --              35,611
    Contracts in progress                                   49,912                  --
    Inventory                                               69,018              20,662
    Prepaid expenses                                        24,200                  --
                                                        ----------            --------

        Total current assets                               477,438              87,909
                                                        ----------            --------

FURNITURE AND EQUIPMENT,
   net of accumulated depreciation of $8,009
     in 2001 and $3,707 in 2000                             61,509               4,908
                                                        ----------            --------

OTHER ASSETS
    Investment                                                  --                  --
    Deposits                                                 7,205                 850
    Patents, net of accumulated amortization
      of $7,227 in 2001 and $2,821 in 2000                 101,377              54,317
    Deferred royalty costs                                 411,292             351,292
                                                        ----------            --------

        Total other assets                                 519,874             406,459
                                                        ----------            --------

TOTAL ASSETS                                             1,058,821            $499,276
                                                        ==========            ========



                      Read independent auditors' report.
  The accompanying notes are an integral part of these financial statements.
                                       13

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                           BALANCE SHEETS (CONTINUED)
                         AT DECEMBER 31, 2001 AND 2000


           LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                                                    (CONSOLIDATED)
                                                                        2001                    2000
                                                                    -------------            -----------

CURRENT LIABILITIES
    Accounts payable and accrued expenses                            $    44,438             $   160,566
    Promissory notes                                                          --                 193,050
    Convertible debenture payable                                        500,000                      --
    Royalty payable, current portion                                         587                  10,400
                                                                     -----------             -----------

        Total current liabilities                                        545,025                 364,016
                                                                     -----------             -----------

LONG TERM LIABILITIES
    Royalty payable, net of current portion                              616,351                 516,538
                                                                     -----------             -----------

TOTAL LIABILITIES                                                      1,161,376                 880,554
                                                                     -----------             -----------

STOCKHOLDERS' (DEFICIT)
     Common stock, $0.001 par value, 50,000,000 shares
       authorized, 12,626,335 and 596,438 shares issued
       and outstanding in 2001 and 2000, respectively                     12,626                     596
     Preferred stock, $0.001 par value, 10,000,000 shares
        authorized, 0 shares issued and outstanding                           --                      --
     Additional paid-in capital                                        3,006,360               1,386,404
     Common stock subscription receivable                                (40,000)                     --
     Retained (deficit)                                               (3,081,541)             (1,768,278)
                                                                     -----------             -----------

             Total stockholders' (deficit)                              (102,555)               (381,278)
                                                                     -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                        $ 1,058,821             $   499,276
                                                                     ===========             ===========


                      Read independent auditors' report.
  The accompanying notes are an integral part of these financial statements.
                                       14

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                              (CONSOLIDATED)
                                                   2001                  2000
                                              -------------            ---------

REVENUES                                       $    44,714             $ 474,195

COST OF GOODS SOLD                                  34,546               417,073
                                               -----------             ---------

GROSS PROFIT                                        10,168                57,122
                                               -----------             ---------

OPERATING EXPENSES
    Consulting                                     724,899                75,000
    Salaries and benefits                          231,204               270,457
    Legal and accounting                            77,718                 1,972
    Research and development                        72,963                49,568
    Sales and marketing                             62,560                22,496
    General and administrative                     122,483               110,603
                                               -----------             ---------
TOTAL OPERATING EXPENSES                         1,291,827               530,096
                                               -----------             ---------

LOSS BEFORE OTHER INCOME (EXPENSES)             (1,281,659)             (472,974)
                                               -----------             ---------

OTHER INCOME (EXPENSE)
    Interest income                                    963                   181
    Interest (expense)                             (32,567)              (18,584)
                                               -----------             ---------
TOTAL OTHER (EXPENSE)                              (31,604)              (18,403)
                                               -----------             ---------

LOSS BEFORE INCOME TAXES                        (1,313,263)
                                                                        (491,377)
INCOME TAXES                                            --                    --
                                               -----------             ---------

NET LOSS                                       $(1,313,263)            $(491,377)
                                               ===========             =========

LOSS PER COMMON SHARE
      Basic                                    $     (0.44)            $   (0.82)
                                               ===========             =========

      Fully diluted                            $     (0.38)            $   (0.82)
                                               ===========             =========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING
      Basic                                      2,998,133               596,438
                                               ===========             =========

      Fully diluted                              3,498,133               596,438
                                               ===========             =========


                      Read independent auditors' report.
  The accompanying notes are an integral part of these financial statements.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                       (CONSOLIDATED)
                                                                                            2001                    2000
                                                                                       --------------            ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                             $(1,313,263)            $(491,377)
                                                                                         -----------             ---------
    Adjustments to reconcile net loss to cash (used) in operating activities:
        Common stock issued for services                                                     681,229                75,000
        Elimination of accumulated deficit - Global Energy                                   (80,387)                   --
        Interest on notes converted to common stock                                           58,094                    --
        Amortization                                                                           4,406                 1,804
        Depreciation                                                                           4,302                 1,723
    (Increase) decrease in assets:
        Accounts receivable                                                                   35,611               (34,484)
        Contracts in progress                                                                (49,912)                   --
        Inventory                                                                            (48,356)                2,558
        Prepaid expenses                                                                     (24,200)                   --
        Increase in security deposits                                                         (6,355)                   --
        Increase in patent costs                                                             (51,466)              (33,520)
    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                                               (116,128)              142,047
                                                                                         -----------             ---------
           Total adjustments                                                                 406,838               155,128
                                                                                         -----------             ---------

         Net cash (used) in operating activities                                            (906,425)             (336,249)
                                                                                         -----------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Redemption (acquisition) of certificate of deposit                                       30,000               (30,000)
     Acquisition of furniture and equipment                                                  (60,903)                   --
                                                                                         -----------             ---------
         Net cash (used) in investing activities                                             (30,903)              (30,000)
                                                                                         -----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from royalty payable                                                            30,000               180,048
     Proceeds from convertible debenture                                                     500,000                    --
     Proceeds from promissory notes                                                           30,000                90,000
     Repayment of promissory notes                                                           (30,000)                   --
     Repayment of royalty payable                                                                 --                (4,400)
     Proceeds from issuance of common stock                                                  740,000                50,000
                                                                                         -----------             ---------
          Net cash provided by financing activities                                        1,270,000               315,648
                                                                                         -----------             ---------

NET INCREASE (DECREASE) IN CASH                                                              332,672               (50,601)

CASH, BEGINNING OF THE YEAR                                                                    1,636                52,237
                                                                                         -----------             ---------

CASH, END OF THE YEAR                                                                    $   334,308             $   1,636
                                                                                         ===========             =========


                      Read independent auditors' report.
  The accompanying notes are an integral part of these financial statements.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                COMMON                  ADDITIONAL
                                    ----------------------------          PAID-IN           RETAINED
                                       SHARES            AMOUNT           CAPITAL            DEFICIT              TOTAL
                                    -----------         --------        -----------        -----------         -----------

BALANCE DECEMBER 31, 1999            11,500,000         $ 11,500         $       --        $      (128)        $    11,372

Retroactive effect of 1 for
   20 stock split                   (10,925,000)         (10,925)            10,925                 --                  --

Retroactive effect of merger
   with Global Energy &
   Environmental Research                    --            4,211          1,246,289         (1,276,773)            (26,273)
                                    -----------         --------         ----------        -----------         -----------

BALANCE DECEMBER 31, 1999
(RESTATED)                              575,000            4,786          1,257,214         (1,276,901)            (14,901)

Common stock issued for
    Services                             21,313               21             85,234                 --              85,255

Common stock issued for
    Cash                                    125               --                500                 --                 500

Retroactive effect of merger
  with Global Energy &
  Environmental Research                     --           (4,211)            43,456                 --              39,245

Net loss for the year                        --               --                 --           (491,377)           (491,377)
                                    -----------         --------         ----------        -----------         -----------

BALANCE DECEMBER 31,
2000 (RESTATED)                         596,438              596          1,386,404         (1,768,278)           (381,278)

Common stock issued for
   services                               7,500                8             29,992                 --              30,000

Common stock issued in
   connection with merger
   with Global Energy &
   Environmental Research             9,375,000            9,375            589,892                 --             599,267

Common stock issued for
   Services                              55,000               55             28,495                 --              28,550

Common stock issued for
   Cash                               1,966,062            1,966            498,034                 --             500,000

Common stock issued to
   employees for consulting
   Services                             550,000              550            222,475                 --             223,025


Common stock issued in
   exchange for cancellation
   of stockholders notes                 76,335               76            251,068                 --             251,144

Subscription receivable                      --               --                 --                 --             (40,000)

Net loss for the year                        --               --                 --         (1,313,263)         (1,313,263)
                                    -----------         --------         ----------        -----------         -----------
BALANCE DECEMBER 31,
2001 (CONSOLIDATED)                  12,626,335         $ 12,626         $3,006,360        $(3,081,541)        $  (102,555)
                                    ===========         ========         ==========        ===========         ===========


                      Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Energy Group, Inc., ("Global Energy") is presented to assist in understanding Global Energy's financial statements. The financial statements and notes are the representation of Global Energy's management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America consistently applied in the preparation of the financial statements.

Nature of Operations

Global Energy Group, Inc., formerly 1Stopsale.com Holdings, Inc., was organized under the laws of the State of Delaware on October 5, 1999. Global Energy & Environmental Research, Inc., was organized under the laws of the State of Florida on February 16, 1998 (collectively referred to as "Global Energy").

1Stopsale.com Holdings, Inc. was in the development stage until its merger with Global Energy & Environmental Research, Inc. on October 12, 2001.

Global Energy & Environmental Research, Inc. (GEER) has developed patented and patent pending technology relating to the heating, air conditioning, refrigeration and ice machine market. GEER is currently producing and developing products that will utilize this advanced technology to allow for reduced energy consumption, as well as other associated benefits. GEER markets its products to energy service companies who provide technologies, services and products to federal, state and municipal governments as well as many private corporations. GEER will also provide its products and services to the traditional residential and commercial heating, air conditioning, refrigeration and ice machine markets.

Reverse Merger Method of Accounting

Following the acquisition, the former management of GEER became the management of Global Energy and the former stockholders of GEER were issued approximately 94% of the outstanding shares of Global Energy's $0.001 par value common stock. In accordance with accounting principles generally accepted in the United States of America, Global Energy's acquisition of GEER has been accounted for as a reverse merger. As a result, GEER has been treated as the acquiring entity and Global Energy has been treated as the acquired entity for accounting purposes. The historical financial statements of GEER have become the historical financial statements of Global Energy in connection with the acquisition. Similarly, the historical equity and retained deficit of GEER prior to the acquisition have been retroactively restated for the equivalent number of shares issued in connection with the acquisition. The balance sheet reflects the financial position of Global Energy at December 31, 2001. The related statements of operations, cash flow and stockholders' (deficit) reflect the operations of Global Energy for the year ended December 31, 2001.


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Principles of Consolidation

The consolidated financial statements include the accounts of Global Energy Group, Inc. (formerly 1Stopsale.com Holdings, Inc.) and its wholly owned subsidiary Global Energy & Environmental Research, Inc. All significant intercompany accounts and transactions have been eliminated.

Basis of Accounting

Global Energy maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

Revenue Recognition

Revenue from contracts is recognized on a completed contract method. Under the completed contract method, costs of contracts in process and current billings are accumulated, and no interim charges or credits are made to income other than provision for losses. A contract is considered substantially completed if remaining costs are not significant in amount. Global Energy does not allocate general and administrative expenses to its contracts in progress.

Cash and Cash Equivalents

For purposes of the statement of cash flows, Global Energy considers amounts held by financial institutions and short-term investments with an original maturity of 90 days or less to be cash and cash equivalents.

Accounts Receivable

Global Energy's trade accounts receivable result from the sale of its products and services with its projects primarily based in West Central Florida, and consist primarily of government entities and private companies. Global Energy uses the allowance method to account for uncollectible accounts.

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


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments

Global Energy estimates that the fair value of all financial instruments at December 31, 2001 and 2000 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting and filing fees relating to Global Energy's offering were capitalized.

Inventories

Inventories consist primarily of parts and materials used to develop Global Energy's products. Inventories are stated at the lower of cost (first-in, first-out method) or market.

Furniture and Equipment

Furniture and equipment are recorded at historical cost and include expenditures, which substantially increase the useful lives of existing property, plant and equipment. Maintenance and repairs are charged to operations when incurred.

Depreciation of property and equipment is computed primarily using the straight-line method based on estimated useful lives (furniture and office equipment, 5 to 10 years; equipment and tools, 5 to 10 years).

Patents

The costs associated with the internal development of Global Energy's patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 17 year period, consistent with current patent lives. Amortization expense for the years ended 2001 and 2000 were $4,406 and $1,804, respectively.

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


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Costs

Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

Research and Development

Global Energy has expended significant amounts of funds in the development of its products and technology. In accordance with accounting principles generally accepted in the United States of America, these amounts are shown as current period expenses in the accompanying financial statements.

Income Taxes

Global Energy records its federal and state income tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". Deferred taxes payable are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax asset is the expected benefit of a net operating loss carryover and general business credits that are available to offset future income taxes.

Loss Per Share

Global Energy records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share". Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings
(loss) of the entity.

Dividend Policy

Global Energy has not yet adopted a policy regarding payment of dividends.

Fiscal Year

Global Energy has elected December 31 as its fiscal year end.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE B - CERTIFICATE OF DEPOSIT

Global Energy invested $30,000 in a certificate of deposit on June 16, 2000 with an original maturity of August 16, 2001 earning interest at the rate of 6.05% per annum. The certificate was redeemed on March 26, 2001.

NOTE C - PATENTS

Global Energy has the rights to patents and patent-pending applications pursuant to a series of assignments and royalty agreements. For all but one of the patents, the assignment agreements are with Mr. Thomas Hebert, an officer and shareholder of Global Energy.

Under the terms of these agreements, Global Energy has the right and the obligation to pursue commercial development of these technologies. If Global Energy fails to commercialize the patents within a specified period of time, Mr. Hebert and the other assignor have the right to terminate the assignments to Global Energy. Management believes that it is in the process or will be in a position to commercialize each of these patents.

Mr. Hebert and the other assignor are entitled to royalty payments from the sales of products produced by Global Energy with the patented technology. These royalty payments are based on a percentage of portions of the net revenues received by Global Energy beginning in 2004.

NOTE D - FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 2001 and 2000 is summarized as follows:

                                               2001          2000
                                             -------        -------
Machinery and equipment                      $30,735        $ 8,615
Office equipment                              38,783              -
                                             -------        -------
                                              69,518          8,615
Less accumulated depreciation                 (8,009)        (3,707)
                                             -------        -------

     Net furniture and equipment             $61,509        $ 4,908
                                             =======        =======

Depreciation expense for the years ended December 31, 2001 and 2000 was $4,302 and $1,723, respectively.

NOTE E - INVESTMENT

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

NOTE F - PROMISSORY NOTES

During the years ended December 31, 2001 and 2000, certain shareholders made advances to Global Energy totaling $30,000 and $90,000, respectively. The $30,000 loan was not evidenced by promissory notes and was repaid during the same year. The balance of indebtedness is evidenced by interest bearing promissory notes that bear interest at 7.5% per annum and are due on demand. At December 31, 2000 the amount due and the accrued interest associated with these notes amounted to $90,000 and $3,711, respectively.

On December 27, 2001, Global Energy issued 35,001 shares of its $0.001 par value common stock in exchange for the cancellation of these promissory notes and accrued interest of $10,165.


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE F - PROMISSORY NOTES (CONTINUED)

At December 31, 2000, Global Energy was obligated to a trust, which was wholly owned by the majority shareholder of Global Energy. The note bears interest at an original rate of 12% and a past due rate of 18%. The note was to mature on August 5, 2000. Certain officers of Global Energy personally guaranteed the note. At December 31, 2000, the amount of the promissory note and the accrued interest associated with this note amounted to $103,050 and $28,391, respectively.

On December 27, 2001, Global Energy issued 41,334 shares of its $0.001 par value common stock in exchange for the cancellation of this promissory note and accrued interest of $47,929.

NOTE G - CONVERTIBLE DEBENTURE PAYABLE

On September 27, 2001, Global Energy borrowed $500,000 from an unrelated third party secured by a 6% convertible debenture originally due November 30, 2001. The debenture is convertible into Global Energy's $0.001 par value common stock at $1 per share through the debenture's maturity date. The maturity date of the debenture was subsequently extended to February 28, 2002. Subsequent to December 31, 2001, the holders of the debenture elected to convert the principal and accrued interest into shares of Global Energy's $0.001 par value common stock.

NOTE H - AMENDMENT OF ARTICLES OF INCORPORATION

During the year ended December 31, 2001, Global Energy approved an amendment to its articles of incorporation to (a) change the name of the company from 1Stopsale.com Holdings, Inc. to Global Energy Group, Inc.; (b) reverse split the outstanding shares of its common stock one-for-twenty; (c) reduce the par value of its common stock resulting from the reverse split from $0.02 to $0.001; (d) increase the number of common shares Global Energy is authorized to issue from 5,000,000 to 50,000,000; and (e) increase the number of preferred shares Global Energy is authorized to issue from 500,000 to 10,000,000 shares.

NOTE I - INCOME TAXES

From its inception through December 31, 2001, Global Energy has an accumulated loss of $3,081,541 , which can be used to offset future income through 2016.

For income tax purposes Global Energy has a net operating loss carryover of $3,111,961, which can be used to offset future federal and state taxable income through 2016 as indicated below. In addition, Global Energy has available general business credits which can be used to offset future federal income tax through 2016 as follows:


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE I - INCOME TAXES (CONTINUED)

Year ended December 31,                                      Losses                 Credits
-----------------------                                    ------------            --------
         2013                                              $  1,033,297            $  6,699
         2014                                                   251,039               6,259
         2015                                                   515,927               4,957
         2016                                                 1,311,698               5,000
         ----                                              ------------            --------
        Total                                               $ 3,111,961            $ 22,915
                                                            ===========            ========

The potential tax benefit of these losses and credits is estimated as follows:

Future tax benefit                                $ 660,865
Valuation allowance                                (660,865)
                                                  ----------
Future tax benefit                                $      --
                                                  ==========

At December 31, 2001 and 2000, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

NOTE J - LOSS PER SHARE

Global Energy has reported basic loss per share based on the weighted average number of shares outstanding for the period, and has reported fully diluted loss per share including the 500,000 shares reserved for the conversion of the 6% convertible debenture dated September 27, 2001.

In connection with and prior to the merger with Global Energy & Environmental Research, Inc., Global Energy approved a reverse split of the outstanding shares of its common stock one-for-twenty and reduced the par value of its common stock resulting from the reverse split from $0.02 to $0.001. For purposes of computation of loss per share, the common stock outstanding has been retroactively adjusted for all periods presented to reflect the reverse split.

NOTE K - EQUITY INCENTIVE PLAN

During the year ended December 31, 2001, Global Energy adopted a 2001 Equity Incentive Plan ("Incentive Plan") for the benefit of key employees (including officers and employee directors) and consultants of Global Energy and its affiliates. The Incentive Plan is intended to provide those persons who have substantial responsibility for the management and growth of Global Energy with additional incentives and an opportunity to obtain or increase their proprietary interest in Global Energy, encouraging them to continue in the employ of Global Energy.

Global Energy filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the 3,000,000 shares of its $0.001 par value common stock underlying its 2001 Equity Incentive Plan. The registration statement became effective October 31, 2001.


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE K - EQUITY INCENTIVE PLAN (CONTINUED)

On November 1, 2001, Global Energy issued 55,000 shares of its $0.001 par value common stock from the Incentive Plan in exchange for consulting services provided by an unrelated company. The value of the consulting services of $28,550 was determined based on a fair market analysis of the underlying shares.

On November 26, 2001, Global Energy issued 550,000 shares of its $0.001 par value common stock from the Incentive Plan in exchange for consulting services. Of these, 250,000 shares were issued to Richard E. Wiles, Global Energy's President at the time; 50,000 shares were issued to Thomas H. Herbert, Global Energy's Vice-President of Research and Development, and 250,000 shares were issued to Eugene L. Cornett, an independent consultant and former Vice-President of Global Energy & Environmental Research, Inc. The value of the consulting services of $223,025 was determined based on a fair market analysis of the underlying shares.

NOTE L - STOCK ISSUANCES

From September through December 2000, Global Energy issued 426,275 shares (21,313 shares after the reverse stock split) of its previously authorized but unissued $0.001 par value common stock in exchange for services rendered valued at $85,255. A portion of these services ($46,781) related to the proposed public offering at that time, and accordingly was recorded as deferred offering costs. During the current year, and prior to Global Energy's merger with Global Energy & Environmental Research, Inc. the offering was abandoned, and the accumulated deferred offering costs of $76,781 were expensed.

In September 2000, Global Energy issued 2,500 shares (125 shares after the reversed stock split) of its previously authorized but unissued $0.001 par value common stock in exchange for $500 in cash.

On November 1, 2001 and November 16, 2001, Global Energy issued 802,000 shares and 1,164,062 shares of its $0.001 par value restricted common stock were issued to an unrelated group of investors as part of a financing arrangement. The arrangement included the acquisition of additional post-split common shares, so that the investors group's ownership and the previously issued and outstanding common stock at the time of 12,078,760 shares (603,938 shares after one-for-twenty reverse split) be approximately 25% of Global Energy's issued and outstanding common stock in exchange for which the investors' group would provide funding to Global Energy in the amount of $1,000,000 in cash. This plan would limit the ownership of the former shareholders of Global Energy & Environmental Research, Inc. to 75% at the time of the merger.

As part of this financing arrangement, the investors group provided initial funding to Global Energy of $500,000 in the form of a debenture (Note F), convertible into 500,000 of Global Energy's common stock at $1 per share, and an additional $500,000 in the form of a private placement for 1,164,062 common shares and 802,000 common shares.


                       Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE L - STOCK ISSUANCES (CONTINUED)

The understanding was that the previously issued and outstanding common stock of Global Equity of 603,938, along with the issuance of 1,164,062 and 802,000 shares issued in connection with the private placement, the 55,000 shares issued on November 1, 2001 for consulting services from the Incentive Plan (Note J) plus the future issuance of 500,000 shares reflecting the conversion of the debenture due February 28, 2002, as extended, would add up to 3,125,000 or 25% of the outstanding common stock of Global Energy.

NOTE M - COMMITMENTS AND CONTINGENCIES

Royalties

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida ("TRDA") on December 6,1999 Global Energy is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The maximum available funding by TRDA is $237,113.

Global Energy records a royalty payable to TRDA in an amount equal to three times the funds received from TRDA. In connection with the obligation, Global Energy records a deferred royalty asset that will be expensed as the royalty payments are made to TRDA. As of December 31, 2001 and 2000, the amount funded by TRDA was $207,113 and $177,113, respectively. Global Energy bases the royalty payments to TRDA on 5% of the gross sales of certain of its products in any calendar year. The royalty payments are due quarterly, beginning with the calendar quarter after the quarter in which products are sold and continue for a period of five years with annual renewals until such time as the repayment to TRDA is complete. Royalty expense for the years ended December 31, 2001 and 2000 amounted to $4,406 and $2,934, respectively. In the event the agreement terminates for cause, Global Energy has the option to repay the obligation immediately or convert the obligation into an interest bearing promissory note. The future maturities of royalty payable are as follows:

  Year Ended December 31,                             Amount
  -----------------------                            --------
           2002                                      $    587
           2003                                        10,200
           2004                                        37,000
           2005                                        77,000
           2006                                       137,500
     Thereafter                                       354,651
                                                     --------
          Total                                      $616,938
                                                     ========

Operating Leases

Global Energy leased office space on a month-to-month arrangement. For the year ended December 31, 2000, in lieu of payment for the usage of the office space, Global Energy installed certain technology relating to the heating and air conditioning in the building in which the offices reside. Accordingly, for the year ended December 31, 2000, Global Energy recorded the value of the services provided as rent revenues with a corresponding charge to rent expense in the amount of $12,000.


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases (Continued)

Effective October 1, 2001, Global Energy entered into a sub-lease agreement with the prior tenant, to lease office and warehouse space for 3 months for an aggregate rental of $17,677 corresponding to the monthly amount being paid by the tenant.

In consideration for entering into the sub-lease agreement, Global Energy received certain equipment from the prior tenant. No allocation of the lease consideration was assigned to the equipment. Subsequently, Global Energy entered into a direct lease for the subject premises. Total rent paid for the year amounted to $30,426.

On October 4, 2001, Global Energy entered into an agreement to lease its executive offices and warehouse space in Odessa, Florida under a 5-year non-cancelable lease commencing January 1, 2002 at the rate of $7,170 per month plus applicable Florida sales tax. The lease is automatically renewable for an additional one year period. Global Energy shall be liable, as additional rent, for real estate taxes exceeding $11,840 per year, solid waste disposal assessment exceeding $2,200 per year and any insurance costs exceeding $2,000 per year. The lease contains an escalation clause whereby rent shall increase by the greater of 3% or the increase in the consumer price index.

Global Energy leases warehouse space in Hiawatha, Iowa under a non-cancelable lease commending November 1, 2001 and expiring April 30, 2002 at the rate of $2,200 per month plus applicable Iowa sales tax. Global Energy has an option to renew for one year at the rate of $2,400 per month.

The future maturities of minimum lease payments under these leases are as follows:

Year ended December 31,                                                    Amount
-----------------------                                                  ----------
           2002                                                          $ 100,863
           2003                                                             92,063
           2004                                                             92,063
           2005                                                             92,063
     Thereafter                                                             92,063
                                                                         ----------
          Total                                                          $ 469,115
                                                                         ==========

NOTE  N -  MERGER AND CHANGE OF MANAGEMENT

On September 17, 2001, the shareholders of Global Energy entered into a Securities Exchange Agreement, as amended, to exchange 100% of the issued and outstanding common stock of Global Energy & Environmental Research, Inc., ("GEER") for an aggregate of 9,375,000 shares (post reverse split) of Global Energy's $0.001 par value common stock.


                      Read independent auditors' report.

                           GLOBAL ENERGY GROUP, INC.
                    (FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE N - MERGER AND CHANGE OF MANAGEMENT (CONTINUED)

In connection with and prior to the acquisition of GEER, Global Energy effectuated a 1 for 20 reverse split of its $0.001 par value common stock, thus decreasing the outstanding common stock at the time to 603,938 shares.

The effective date of the transaction was October 12, 2001. On the effective date of the transaction, the former shareholders of GEER owned approximately 94% of the outstanding stock of Global Energy. The transaction was recorded as a reverse merger. In connection with the transaction, a related party contributed $688 due to him by Global Energy to paid-in capital.

On the effective date of the transaction, Donald R. Mastropietro, the former President, Treasurer, Secretary and sole Director of Global Energy resigned, and Richard E. Wiles, President, CEO, Treasurer and Director of GEER became President, CEO and Chairman of Global Energy. Also, Mr. Thomas H. Hebert and Keith Glaze former Vice-President of Research and Development, and Vice-President of Operations respectively of GEER, assumed similar positions with Global Energy.

During the year ended December 31, 2001, and prior to the effective date of the merger, GEER issued certain shares of its common stock for $280,000 in cash and $399,654 in services. The effect of these issuances is reflected in the cash flows statements as cash and non-cash transactions respectively.

NOTE O - SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

For the years ended December 31, 2001 and 2000, no cash interest expense was paid. Additionally, no income taxes were paid during these periods.

In connection with the acquisition of Global Energy & Environmental Research, Inc., Global Energy issued 9,375,000 shares of its $0.001 par value common stock in exchange for 100% of the outstanding common stock of that company.

NOTE P - SUBSEQUENT EVENTS

Global Energy is in process of filing a registration statement with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register 2,751,184 shares of Global Energy's $0.001 par value common stock in behalf of certain shareholders.

On February 7, 2002, the debenture holder exercised his rights under the 6% convertible debenture and converted the debenture in exchange for 500,000 shares of Global Energy's common stock, as well as the accrued interest on the debenture to the date of conversion in exchange for an additional 10,849 shares of Global Energy's $0.001 par value common stock at $1 per share.


                      Read independent auditors' report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) Directors and Executive Officers

DIRECTORS AND OFFICERS

The table below identifies the directors and executive officers of the Company.

         NAME                      AGE          POSITION(S) AND OFFICE(S)
         Joseph H. Richardson      52           Chairman, President, Chief
                                                Executive Officer, Director

         Peter E. Toomey           44           Executive Vice President - CFO,
                                                Director

         Todd Van Hyfte            36           Executive Vice President - Marketing
                                                and New Product Development

         Thomas H. Hebert          61           Vice President Research and Development

         Richard E. Wiles          58           Director

Joseph H. Richardson. Mr. Richardson was elected as President and Chief Executive Officer and Chairman of the Board of Directors on March 30, 2002. Prior to his association with Global, Mr. Richardson was employed by Florida Progress Corporation for close to twenty-five years. Florida Progress Corporation was a NYSE-listed, Fortune-500 company. Throughout that period, Mr. Richardson served in a variety of positions at both Florida Progress and its principal subsidiary, Florida Power Corporation. Mr. Richardson served as President of Florida Power Corporation from April 1996 through November 2000, at which time both companies were acquired by Carolina Power & Light Company. Mr. Richardson earned a BA degree in Economics from Cornell University, and a J.D. degree from Florida State University.

Peter E. Toomey. Mr. Toomey was elected as Vice President, Chief Financial Officer and Director on March 30, 2002. Prior to his association with Global, Mr. Toomey was employed by Florida Progress Corporation for over sixteen years. Mr. Toomey served in a variety of financial positions at both Florida Progress and its subsidiaries. Mr. Toomey served as Vice President of Corporate Development at Florida Progress Corporation from April 1997 through November 2000, at which time that company was acquired by Carolina Power & Light Company. Mr. Toomey earned a BS degree in Economics from Florida State University and an MBA from the University of South Florida.

Todd Van Hyfte. Mr. Van Hyfte was elected and appointed as Executive Vice President and Director of Global on October 12, 2001. He resigned from the Board on March 30, 2002. From June 1998 to September 2001, Mr. Van Hyfte served as Manager of Product Strategies of Lennox International, a subsidiary of Lennox Industries. From April 1997 to June 1998, he served as Product Manager of Alco Controls Division of Emerson Electric Company. From May 1992 to April 1997, Mr. Van Hyfte served as Senior Marketing Engineer (International Group) for The Trane Company, a subsidiary of American Standard. Mr. Van Hyfte earned a BS degree in Electrical Engineering Technology from Southern Illinois University, and an MBA from University of Dallas.

Thomas H. Hebert. Mr. Hebert has served as Vice President Research and Development of Global since October 12, 2001 and served its predecessor GEER in this capacity since February 1998. With over 32 years in the construction, HVACR and refrigeration industries, Mr. Hebert has invented and been the principal design engineer for numerous technologies, including several patented products. From June 1995 to September 1997, he served as Vice President of Engineering with Energy Technologies, Inc. Mr. Hebert has focused on product development, applications and manufacturing/production development, and has spent over twenty years in the development and research of his proprietary inventions. Mr. Hebert earned a BS in Physics and an M.SCI in Physical Chemistry from the University of South Florida, and is a Masters Candidate in Engineering.

Richard E. Wiles. Mr. Wiles served as President and Chief Executive Officer of Global from October 12, 2001 until March 30, 2002. Mr. Wiles was elected Chairman of GEER in June 2001. Mr. Wiles served GEER in these capacities and as a Director from its inception in February 1998. Prior to his association with GEER, Mr. Wiles served from May 1975 to June 1995 as President of Richard E. Wiles Corp., a company specializing in land development. From June 1995 to January 1998, Mr. Wiles served as President of Sun South Corp. Mr. Wiles earned a BA degree in Business Administration from Coe College, Cedar Rapids, Iowa.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Mr. Richard Wiles and Mr. Eugene Cornett each did not timely file two Forms 4 required to be filed by them in connection with two transactions each, and Mr. Thomas Hebert and Dr. Neal Stubbs each did not timely file one Form 4 required to be filed by them in connection with one transaction each, completed during the Company's fiscal year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

Summary

The following table sets forth information concerning the compensation paid or accrued by Global during the three fiscal years ended December 31, 2001 to its chief executive officer. No other executive officer received annual compensation in excess of $100,000 in any such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
    NAME AND       ----------------------------------------------      -------------------------------------------------
    PRINCIPAL      FISCAL                            OTHER ANNUAL      OPTIONS/    RESTRICTED      LTIP       ALL OTHER
    POSITION        YEAR      SALARY     BONUS       COMPENSATION        SARS     STOCK AWARDS    PAYOUTS   COMPENSATION
Richard E. Wiles,   2001     $86,400      $0         $101,500(1)          $0           $0            $0          $0
  Former
President
  And CEO
                    2000     $31,600      $0               $0             $0           $0            $0         $0
                    1999     $24,600      $0               $0             $0           $0            $0         $0

(1) Reflects a grant of 250,000 shares on November 26, 2001. Such shares fully vested three months after the date of grant, on February 26, 2002. As of December 31, 2001, Mr. Wiles held all such shares of restricted stock. The valuation of the stock shown is based upon the market value of stock trading on the date of the grant, adjusted downward for, among other things, the inability to sell such a block of stock in light of the thin trading activity in Global's stock. If valued solely on the basis of the closing market price of the Company's Common Stock on the date of grant, such shares would be valued at $1,125,000. Restricted shares are entitled to receive dividends, if any, declared with respect to the Common Stock.

Option/SAR Grants; LTIP Awards

As of the end of its most recent fiscal year, the Company had not at any time granted any stock options or SARs, nor had the Company adopted or made any awards under any long term incentive plan.

Compensation of Directors

The Company recently adopted a policy to pay its non-employee directors an annual retainer of $10,000, payable in restricted shares of Common Stock. The Company also pays non-employee directors a meeting fee of $1,000 per meeting, payable in cash, and reimburses its directors for any expenses associated with attending the meetings. At this time, the Company has not determined to pay any additional amounts for committee participation or special assignments. The Company's policy provides that employee directors receive no compensation for their services on the Board of Directors.

Executive Employment and Change-in-Control Arrangements

On March 30, 2002, the Company entered into employment agreements with Mr. Richardson and Mr. Toomey. Under these agreements, each individual is employed for a period of three years, with automatic annual renewals. Key provisions of the agreements include:

- Mr. Richardson's base salary will be $125,000, $150,000 and $175,000 for the first, second and third years, respectively;

- Mr. Toomey's base salary will be $100,000, $125,000 and $150,000 for the first, second and third years, respectively;

- The agreements may be terminated by the Company, either with good cause (as defined in the agreements) or without good cause (as defined in the agreements). Terminations without good cause would require payment of accrued compensation and benefits plus a lump-sum severance payment amounting to compensation that otherwise would be earned through the end of the then current term;

-        Generally, a change in the positions, roles or responsibilities of Mr.
         Richardson or Mr. Toomey in a manner adverse to the employee would be deemed a termination without cause under the employment agreements;

- Termination of employment within three years of a change in control of the Company would require payment of accrued compensation and benefits plus a lump-sum severance payment amounting to three years' base salary plus bonus compensation;

- Both employees are subject to certain non-competition and non-solicitation provisions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 31, 2002 by:

- each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Common Stock;

-        each of our directors;

-        each of our named executive officers; and

-        all of our directors and executive officers as a group.

The column entitled "Percentage of Ownership" is based on there being 13,165,972 shares of Common Stock outstanding as of March 31, 2002. All shares of Common Stock subject to any option or warrant currently exercisable (or exercisable within 60 days of March 31, 2002) are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such option or warrant, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each shareholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated in the table, a mailing address of each individual listed in the table is c/o Global Energy Group, Inc., 2346 Success Drive, Odessa, Florida 33556.

                                         NUMBER OF SHARES OF
NAME AND ADDRESS                            COMMON STOCK                    PERCENTAGE OF
OF BENEFICIAL OWNER                      BENEFICIALLY OWNED                   OWNERSHIP
Joseph H. Richardson                           185,106(1)                        1.41%

Peter E. Toomey                                 92,553(1)                           *

Todd Van Hyfte                                  50,000(1)                           *

Thomas H. Hebert                             1,612,450                          12.25%

Richard E. Wiles                             1,784,798                          13.56%

Eugene Cornett                               1,786,467                          13.57%
   27110 Coral Springs Drive
   Wesley Chapel, FL  33543

Dr. Neal S. Stubbs                           3,381,373                          25.68%
   928 Oakfield Drive
   Brandon, FL  33551

Robert J. Smith                                692,000                           5.26%
   3865 Turtle Hatch Road
   Springfield, MO 65809

All officers and directors
as a group (5 persons)                       3,724,907                          28.29%

-----------------

*less than 1%

(1) Reflects shares covered by stock options. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options either are currently exercisable or will become exercisable within 60 days to the extent of the numbers of shares shown.

(2) On March 30, 2002, Richard E. Wiles, Thomas H. Hebert, Eugene Cornett and Dr. Neal S. Stubbs executed an Irrevocable Proxy and Voting Agreement with Mr. Richardson, Mr. Toomey and Global to support a vote for the following items at the next annual meeting of the shareholders of the Company: (i) for an amendment of the Company's Certificate of Incorporation and its Bylaws to establish and maintain a staggered Board of Directors, (ii) for the election of Mr. Richardson and Mr. Wiles to the class of Directors whose terms will expire in 2005, and Mr. Toomey to the class whose term will expire in 2004, and (iii) against any action or agreement that would remove either Mr. Richardson or Mr. Toomey as a Director, or would result in a termination of their Employment Agreements. The Proxy and Voting Agreement terminates upon the holding of Global's annual meeting of shareholders in 2002, at which these matters are to be voted upon. Each party to the Proxy and Voting Agreement disclaims any beneficial ownership of any shares owned by any other party to the agreement, and the table above does not reflect, for any such party, beneficial ownership of the shares of any other such party. If each party to the agreement were deemed to beneficially own the shares owned by each other party, then each such party would thereby be deemed to own approximately 66% of the Company's outstanding Common Stock.

(b) Securities Authorized for Issuance under Equity Compensation Plans

The Global Energy Group, Inc. 2001 Equity Incentive Plan, adopted by our Board of Directors effective as of September 1, 2001 and ratified by our stockholders in October 2001, covers up to 3,000,000 shares of our Common Stock which are issuable upon the exercise of stock options or as outright stock awards. The purpose of the Plan is to enable us to encourage eligible plan participants to contribute to our success by granting such individuals stock options or stock rewards. Options granted under the Plan may qualify as "incentive stock options" as defined in Section 422A of the Internal Revenue Code of 1986. The Board presently administers the Plan. Subject to the express provisions of the Plan, the Board has the complete discretion and power to determine from among eligible persons those to whom options or stock awards may be granted, the option price, the number of shares of Common Stock to be granted and the recipients. Securities may be granted under the Plan from time to time until September 1, 2011, or such earlier date as may be determined by the Board. On November 1, 2001, we issued 55,000 shares under the Plan to a consultant of the Company as consideration for services rendered. On November 26, 2001 Global issued 550,000 shares under the plan, including 250,000 shares to Richard E. Wiles, a Director and 50,000 shares to Mr. Thomas Hebert, Global's Vice President - Research and Development, as compensation for their services as employees of the Company. The shares granted to Mr. Wiles and Mr. Hebert, when granted, were subject to a risk of forfeiture that subsequently lapsed. No determinations have been made regarding the persons to whom securities will be granted in the future. The following table sets forth certain information regarding the plan.

                                                    Number of securities                            Number of
                                                    to be issued upon       Weighted average        securities
                                                    exercise of             exercise price of       remaining
                                                    outstanding options,    outstanding options,    available for
Plan Category                                       warrants and rights     warrants and rights     future issuance
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security
holders                                                   - 0 -                   - 0 -                2,395,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by
security holders                                          - 0 -                   - 0 -                    - 0 -
----------------------------------------------------------------------------------------------------------------------
Total                                                     - 0 -                   - 0 -                2,395,000
----------------------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Related Party Transactions

During the years ended December 31, 2001 and 2000, Richard Wiles (Officer, Director, and shareholder of Global) and Eugene Cornett (shareholder of Global) made advances to Global totaling $30,000 and $90,000, respectively. The $30,000 loan was not evidenced by promissory notes and was repaid during the same year. The balance of indebtedness was evidenced by interest bearing promissory notes. On December 27, 2001, Global issued 35,001 shares of its $0.001 par value Common Stock in exchange for the cancellation of these promissory notes and accrued interest.

At December 31, 2000, Global was obligated in the amount of $103,050 evidenced by a promissory note to a trust that was wholly owned by its largest stockholder, Dr. Neal Stubbs. The note was to mature on August 5, 2000. Certain officers of Global personally guaranteed the note. On December 27, 2001, Global issued 41,334 shares of its $0.001 par value Common Stock in exchange for the cancellation of this promissory note and accrued interest.

The Company has obtained the right to use certain patented technologies from Mr. Thomas Hebert, an officer of the Company. Information regarding that arrangement is set forth under Item 1 of this report, which is hereby incorporated by reference into this Item 12.

Control Persons

As reflected under Item 11, on March 30, 2002, Richard E. Wiles, Thomas H. Hebert, Eugene Cornett and Dr. Neal S. Stubbs executed an Irrevocable Proxy and Voting Agreement with Mr. Richardson, Mr. Toomey and Global to support a vote for various matters. Such persons may be deemed to control the Company by virtue of such Agreement. Each party to the Proxy and Voting Agreement disclaims any beneficial ownership of any shares owned by any other party to the agreement, and the table above does not reflect, for any such party, beneficial ownership of the shares of any other such party. If each party to the agreement were deemed to beneficially own the shares owned by each other party, then each such party would thereby be deemed to own approximately 66% of the Company's outstanding Common Stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit no.        Description
-----------        -----------
3.1*               Amended and Restated Certificate of Incorporation dated October 4, 2001, as filed in the office of the Secretary of State, State of Delaware on October 10, 2001, effective October 12, 2001
                   (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 12,
                   2001 and filed with the SEC on October 26, 2001)

3.2*               Bylaws (incorporated by reference to Exhibit 3.2 to the Company's registration statement on
                   Form SB-2, Registration No. 333-93647, filed with the SEC on December 27, 1999, as subsequently amended).

4.1*               Global Energy Group, Inc. 2001 Equity Incentive Plan (incorporated by reference to Exhibit
                   4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-72526, filed with the SEC on October 31, 2001)

10.1               Employment agreement - Richardson

10.2               Employment agreement -Toomey

10.3               Consulting agreement - Wiles

10.4               Consulting agreement - Cornett

10.5               Proxy and Voting Agreement

21.1               Subsidiaries of the Company

23.1               Consent of the Company's independent auditors

* Previously filed; incorporated by reference.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001, the period covered by this report:

1. On October 2, 2001 the Company, then known as 1stopsale.com Holdings, Inc., filed a Current Report on Form 8-K, dated as of September 17, 2001, reporting that 1stopsale.com Holdings, Inc. and Global Energy & Environmental Research, Inc. had entered into a Securities Exchange Agreement, pursuant to which the 2001 Restructuring took place.

2. On October 24, 2001 the Company filed (an amended report was filed December 21, 2001) a Current Report on Form 8-K, dated as of October 22, 2001, reporting a change in the Company's firm of certifying accountants.

3. On October 26, 2001 the Company filed a Current Report on Form 8-K, dated as of October 12, 2001, reporting the consummation of the 2001 Restructuring and the related appointment of directors and officers and corresponding change-in-control, and also reporting approval of the Company's 2001 Equity Incentive Plan.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBAL ENERGY GROUP, INC.



                                       By: /s/ Joseph H. Richardson
                                          -------------------------------------
                                          Joseph H. Richardson
                                          President, Chief Executive Officer
                                          and Chairman

                                       Date:     4/11/02
                                            -----------------------------------

In accordance with the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates stated.


/s/ Joseph H. Richardson                                         4/11/02
------------------------------------------------------       ------------------
Joseph H. Richardson                                         Date
President, Chief Executive Officer, Chairman
(principal executive officer, director)


/s/ Peter E. Toomey                                              4/11/02
------------------------------------------------------       ------------------
Peter E. Toomey                                              Date
Executive Vice President - Chief Financial Officer
(principal financial officer, principal accounting
officer, director)


/s/ Richard E. Wiles                                             4/11/02
------------------------------------------------------       ------------------
Richard E. Wiles                                             Date
(director)