Form 10QSB
period 2002-03-31
GLOBAL ENERGY GROUP INC
filed 2002-05-14
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2002

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

Commission File No. 000-31505

Global Energy Group, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware (State or jurisdiction of incorporation or organization)	23-3020677 (IRS Employer Identification No.)

2346 Success Drive, Odessa, Florida (Address of Principal Executive Offices)	33556 (Zip Code)

(727) 372-3939
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

As of March 31, 2002, there were 13,165,972 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

PART I — FINANCIAL INFORMATION

The accompanying unaudited financial statements of Global Energy Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended March 31, 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Balance sheets as of March 31, 2002 (unaudited), and December 31, 2001	F-2 & 3
Statements of operations for the three months ended March 31, 2002 and 2001(unaudited)	F-4
Statements of cash flows for the three months ended March 31, 2002 and 2001(unaudited)	F-5
Statement of stockholders’ equity (deficit) for the three months ended March 31, 2002(unaudited) and the year ended December 31, 2001	F-6
Notes to unaudited financial statements	F-7 & 8

GLOBAL ENERGY GROUP, INC.
BALANCE SHEETS
AT MARCH 31, 2002 AND DECEMBER 31, 2001

               ASSETS

	2002	2001

CURRENT ASSETS
Cash	$23,996	$334,308
Accounts receivable	24,907	—
Contracts in progress	—	49,912
Inventory	113,416	69,018
Prepaid expenses	44,377	24,200

Total current assets	206,696	477,438

FURNITURE AND EQUIPMENT,
net of accumulated depreciation of $11,942 in 2002 and $8,009 in 2001	70,222	61,509

OTHER ASSETS
Deposits	7,205	7,205
Patents, net of accumulated amortization of $8,960 in 2002 and $7,227 in 2001	116,321	101,377
Deferred royalty costs	411,292	411,292

Total other assets	534,818	519,874

TOTAL ASSETS	$811,736	$1,058,821

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
BALANCE SHEETS (Continued)
AT MARCH 31, 2002 AND DECEMBER 31, 2001

               LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

	2002	2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$234,449	$44,438
Convertible debenture payable	—	500,000
Royalty payable, current portion	587	587

Total current liabilities	235,036	545,025

LONG TERM LIABILITIES
Royalty payable, net of current portion	616,351	616,351

TOTAL LIABILITIES	851,387	1,161,376

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,165,972 and 12,626,335 shares issued and outstanding in 2002 and 2001, respectively	13,166	12,626
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	3,891,632	3,006,360
Common stock subscription receivable	—	(40,000)
Retained (deficit)	(3,944,449)	(3,081,541)

Total stockholders’ (deficit)	(39,651)	(102,555)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$811,736	$1,058,821

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,

	2002	2001

REVENUES	$132,367	$4,952
COST OF GOODS SOLD	105,592	12,886

GROSS PROFIT (LOSS)	26,775	(7,934)

OPERATING EXPENSES
Consulting	243,603	—
Salaries and benefits	357,165	38,339
Legal and accounting	68,777	17,000
Research and development	65,258	10,476
Sales and marketing	23,043	122
General and administrative	127,863	28,034

TOTAL OPERATING EXPENSES	885,709	93,971

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(858,934)	(101,905)

OTHER (EXPENSE)
Interest (expense)	(3,974)	(5,992)

TOTAL (EXPENSE)	(3,974)	(5,992)

(LOSS) BEFORE INCOME TAXES	(862,908)	(107,897)
INCOME TAXES	—	—

NET (LOSS)	$(862,908)	$(107,897)

(LOSS) PER COMMON SHARE
Basic	$(0.07)	$(0.18)

Fully diluted	$(0.06)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	12,925,650	596,438

Fully diluted	13,758,627	596,438

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS

	For The Three Months
	Ended March 31,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(862,908)	$(107,897)

Adjustments to reconcile net (loss) to cash (used) in operating activities:
Common stock issued for services	374,962	—
Interest on notes converted to common stock	10,849	—
Amortization	1,733	829
Depreciation	3,933	431
(Increase) decrease in assets:
Accounts receivable	(24,907)	30,133
Contracts in progress	49,912	—
Inventory	(44,398)	—
Prepaid expenses	(20,177)	—
Increase in patent costs	(16,677)	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	190,012	(82,103)

Total adjustments	525,242	(50,710)

Net cash (used) in operating activities	(337,666)	(158,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (acquisition) of certificate of deposit	—	30,000
Acquisition of furniture and equipment	(12,646)	(698)

Net cash (used) in provided by investing activities	(12,646)	29,302

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	40,000	—
Proceeds from issuance of common stock	—	150,000

Net cash provided by financing activities	40,000	150,000

NET (DECREASE) INCREASE IN CASH	(310,312)	20,695
CASH, BEGINNING OF THE PERIOD	334,308	1,636

CASH, END OF THE PERIOD	$23,996	$22,331

SUPPLEMENTAL DISCLOSURE OF A NON-CASH FINANCING ACTIVITY

Global issued 510,850 shares of its common stock in conjunction with the conversion of the debenture and related interest in the amount of $510,850.

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2002
AND FOR THE YEAR ENDED DECEMBER 31, 2001

			ADDITIONAL
	COMMON		PAID–IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE DECEMBER 31, 2000 (Restated)	596,438	$596	$1,386,404	$(1,768,278)		$(381,278)
Common stock issued for services	7,500	8	29,992	--		30,000
Common stock issued to reflect the merger with Global Energy & Environmental Research	9,375,000	9,375	589,892	--		599,267
Common stock issued for Services	55,000	55	28,495	--		28,550
Common stock issued for Cash	1,966,062	1,966	498,034	--		500,000
Common stock issued to employees for services	550,000	550	222,475	--		223,025
Common stock issued in exchange for cancellation of stockholders notes	76,335	76	251,068	--		251,144
Subscription receivable	--	--	—	--		(40,000)
Net loss for the year	--	--	—	(1,313,263)		(1,313,263)

BALANCE AT DECEMBER 31, 2001	12,626,335	12,626	3,006,360	(3,081,541)		(102,555)
Common shares issued to convert debenture	510,850	511	510,339	—		510,850
Subscription receivable	--	--	—	--		40,000
Common stock issued for services	420,000	420	201,978	—		202,398
Common stock contributed to the company	(391,213)	(391)	391	—		—
Issuance of common stock options to employees	—	—	172,564	—		172,564
Net loss for the period	--	--	—	(862,908)		(862,908)

BALANCE AT MARCH 31, 2002 (Unaudited)	13,165,972	$13,166	$3,891,632	$(3,944,449)	$	(39,651)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.,
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE A — NATURE AND BASIS OF OPERATIONS

Global Energy Group, Inc., formerly 1Stopsale.com Holdings, Inc. (the “Company”), a Delaware corporation, organized on October 5, 1999. The Company was a development stage since its inception until October 12, 2001, the effective date of a business combination with an operating company, Global Energy & Environmental Research, Inc., at which time it ceased to be a development stage company.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the period ended December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. No. 142, “Goodwill and Other Intangible Assets". SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life, rather than amortize them, is effective for fiscal years beginning after December 31, 2001. Adoption of this pronouncement is not anticipated to have a significant impact on the Company. Intangible assets consist of patents’ rights. These costs are amortized over a 17-year period, their estimated economic life.

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No. 144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The standard became effective on January 1, 2002. Management does not believe adoption of this standard will have a significant impact on the results of operations, financial position and cash flows of the Company.

Earnings Per Share

Global Energy records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share”. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the entity.

GLOBAL ENERGY GROUP, INC.,
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2002

NOTE B — CONVERTIBLE DEBENTURE PAYABLE

On September 27, 2001, Global Energy borrowed $500,000 from an unrelated third party secured by a 6% convertible debenture originally due November 30, 2001, subsequently extended to February 28, 2002. The debenture was convertible into Global Energy’s $0.001 par value common stock at $1 per share through the debenture’s maturity date. On February 7, 2002, the debenture holder exercised his rights under the 6% convertible debenture and converted the debenture in exchange for 500,000 shares of Global Energy’s common stock, as well as the accrued interest on the debenture to the date of conversion in exchange for an additional 10,849 shares of Global Energy’s $0.001 par value common stock at $1 per share.

NOTE C — EQUITY INCENTIVE PLAN

During the year ended December 31, 2001, Global Energy adopted a 2001 Equity Incentive Plan (“Incentive Plan”) for the benefit of key employees (including officers and employee directors) and consultants of Global Energy and its affiliates. The Incentive Plan is intended to provide those persons who have substantial responsibility for the management and growth of Global Energy with additional incentives and an opportunity to obtain or increase their proprietary interest in Global Energy, encouraging them to continue in the employ of Global Energy.

On March 18, 2002, Global Energy issued 420,000 shares of its $0.001 par value common stock from the Incentive Plan in exchange for consulting services to shareholders of Global Energy.

On March 30, 2002, Global Energy granted an option to its President, Joseph H. Richardson, and its Chief Financial Officer, Peter E. Toomey, to purchase 555,318 and 277,659 shares of its common stock respectively at $0.01 per share expiring March 30, 2012. The options are exercisable one-third March 30, 2002, one-third on March 30, 2003, and one-third on March 31, 2004.

NOTE D — LOSS PER SHARE

Global Energy has reported basic loss per share based on the weighted average number of shares outstanding for the period, and has reported fully diluted loss per share including the 370,212 and 185,106 common shares reserved for issuance upon the conversion of the options granted to its president, Joseph H. Richardson, and its Chief Financial Officer, Peter E. Toomey, respectively.

NOTE E — STOCK CONTRIBUTIONS

In connection with Global Energy’s offer to register the restricted shares issued in a private transaction in November 2001 as set forth in Section 4(2) of the Securities Act of 1933, those shareholders agreed to contribute 25% of the shares they were issued back to Global Energy in lieu of absorbing any registration costs. On March 18, 2002 the shareholders contributed their shares back to Global Energy.

NOTE F — SUBSEQUENT EVENTS

On April 11, 2002, Global Energy filed a registration statement with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register 2,751,184 shares of Global Energy’s $0.001 par value common stock in behalf of certain shareholders. The registration has not yet been declared effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words “believe,” “anticipate,” “intend,” “expect,” “estimate,” “project”, “predict”, “hope”, “should”, “may”, and “will”, other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects have been and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

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

Critical Accounting Policies And Estimates

Global’s significant accounting policies are more fully described in Note A to the financial statements. However, certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, Global’s management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

•	Revenue Recognition. Revenue from contracts is recognized on a completed contract method. Under the completed contract method, costs of contracts in process and current billings are accumulated, and no interim charges or credits are made to income other than provision for losses.

A contract is considered substantially completed if remaining costs are not significant in amount. Global Energy does not allocate general and administrative expenses to its contracts in progress.

•	Allowance for Uncollectible Accounts Receivable. We estimate and provide an allowance for uncollectible accounts based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.

•	Long-lived assets. We depreciate property and equipment and amortize patents over the respective asset’s estimated useful life. We determine the useful lives of each asset based of how long we determine the asset will generate revenue or has a useful economic life. We review the remaining useful life of our assets annually to ascertain that our estimate is still valid. If we determine the useful lives have materially changed, we either change the useful life of the assets or we may write the asset off completely if we determine the asset has exhausted its useful life.

•	Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a valuation allowance for the entire amount of our deferred tax assets due to the uncertainty of our ability to utilize them. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or adjust an additional valuation allowance which could materially impact our financial position and results of operations.

Income Statement – Results of Operations

2002 compared to 2001

Revenues for the quarter ended March 31, 2002 increased by $127,415 from the prior year, to $132,367. This increase was mainly due to the successful completion of the installation of one of our products in a building at the Jacksonville (FL) Naval Air Station. This job was in progress at December 31, 2001. The increase in the cost of goods sold, from $12,887 to $105,592, is also due to the completion of this project. The gross profit for the current quarter of $26,775 represents an increase of $34,710 from the prior year’s amounts, and was mainly due to this job completion.

Operating expenses increased from $93,971 a year ago to $885,709 for the current quarter. The increase of $791,738 was driven mainly by increased spending for salaries and benefits and consulting expenses. During the first quarter, stock options valued at $172,564 were granted as part of management compensation expenses. This portion of compensation expense is annual in nature. The majority of consulting expenses during the first quarter was in payments to two individuals totaling $202,938, which completed their contracts. Consulting expense should therefore be lower during the remainder of the year. To a lesser degree there were increases in spending on several other items, which were caused by the general increase in the level of activity and staffing at the company from the prior year. These increases were primarily in the areas of legal and accounting fees, and research and development, rent and insurance expenses.

The operating loss and the net loss for the current quarter both increased from the prior year due to the factors stated above. The net loss widened from $107,897 a year ago to $862,908 for the current quarter.

Commitments

The Company has a current material commitment with its landlord. Global Energy leases a 20,540 square foot facility in an industrial park in Odessa, Florida. The lease is for a period of five years with an automatic renewal clause for each additional year. The current lease amount is approximately $4 per square foot annually ($8,021 monthly) with a 5% maximum increase per year on the anniversary. Under the terms of contracts executed on March 30, 2002, the Company is obligated to two individuals to pay consulting expenses totaling $10,000 per month for the following twelve months.

Liquidity and Capital Resources

The Company incurred net losses for the reasons described above. Of this loss, approximately $385,000 was funded by the issuance of Common Stock and stock options and so does not represent a use of cash. Working capital decreased due to increases in accounts payable that exceeded the increase in current assets. This working capital decrease decreased the net cash loss from operations to ($337,666). Net cash invested during the quarter included equipment purchases of approximately $12,646.

Net cash from financing during the quarter included the receipt of the common stock subscription of $40,000. The debenture and its accrued interest were converted into shares of Common Stock on February 7, 2002.

Global Energy does not expect any significant purchases or sales of furniture or equipment, and does not plan to materially change the number of its employees, until it is able to raise the capital required to further expand its operations.

The Company has no bank lines of credit. An Investment Agreement (“Agreement”) was executed on March 30, 2002 between the Company and one of its shareholders. The Agreement provides that under certain conditions, loans of up to $761,000 will be made to Global. No assurance can be made that these conditions will be met, or that adequate liquidity will be available to support the Company’s operations in 2002.

During the next twelve months, Global plans to satisfy its cash requirements through additional equity financing and sales of its products. There is no assurance that Global will be successful in this regard. As of March 31, 2002, Global had approximately $24,000 in cash with which to satisfy its future cash requirements. At its current level of operations, the Company would require a minimum of approximately $1.2 million to satisfy its cash needs for the next 12 months.

Management of Global has not sought or obtained any other additional equity or debt financing as of the date of this report. In the event that Global was unable to obtain further debt or equity financing, Global would be unable to fully develop its business plan.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)	Reports on Form 8-K:

1.	A Form 8-K was filed by the Company dated March 7, 2002 and filed March 18, 2002, reporting that Mr. Walter Curt had informed the company that he was never a Director, and that the Company accepted Mr. Curt’s position.

2.	A Form 8-K was filed by the Company dated March 30, 2002 and filed April 15, 2002, reporting the resignation of a majority of the Board, the hiring of Messrs. Richardson and Toomey, the appointment of Messrs. Richardson and Toomey as Directors, and the execution of a Proxy and Voting Agreement between a majority of the stockholders and Messrs. Richardson and Toomey.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By: /s/ Peter E. Toomey Peter E. Toomey Executive Vice President – Chief Financial Officer (principal financial officer, principal accounting officer, director and duly authorized officer)

Date: May 14, 2002