Form 10QSB
period 2002-06-30
GLOBAL ENERGY GROUP INC
filed 2002-08-14
CIK 1099358

==========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Quarter Ended June 30, 2002

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

Yes [X] No [   ]

As of June 30, 2002, there were 13,183,639 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

=========================================================================================================================

PART I — FINANCIAL INFORMATION

The accompanying unaudited financial statements of Global Energy Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the six-month period ended June 30, 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Balance sheets as of December 31, 2001 and June 30, 2002	F-2 & 3

Statements of operations for the three and six months ended June 30, 2001 and 2002	F-4

Statements of cash flows for the three and six months ended June 30, 2001 and 2002	F-5

Statement of stockholders’ equity (deficit) for the three and six months ended June 30, 2001 and 2002	F-6

Notes to financial statements	F-7 to F-9

GLOBAL ENERGY GROUP, INC.

BALANCE SHEETS

	JUNE 30	DECEMBER 31
	2002	2001

ASSETS
CURRENT ASSETS
Cash	$16,738	$334,308
Accounts receivable	25,338	—
Cost and estimated earnings in excess of billings	—	63,524
Inventory	103,756	69,018
Prepaid expenses	18,215	24,200

Total current assets	164,047	491,050

FURNITURE AND EQUIPMENT, net of accumulated depreciation of $15,354 and $8,009, respectively	68,495	61,509

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $10,683 and $7,227, respectively	119,847	101,377
Deferred royalty costs	410,869	411,292

Total other assets	537,921	519,874

TOTAL ASSETS	$770,463	$1,072,433

GLOBAL ENERGY GROUP, INC.
BALANCE SHEETS (CONTINUED)

	JUNE 30	DECEMBER 31
	2002	2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$136,061	$44,438
Notes payable, net of discount	320,764	—
Convertible debenture payable		500,000
Royalty payable, current portion	587	587

Total current liabilities	457,412	545,025

LONG TERM LIABILITIES
Royalty payable, net of current portion	615,717	616,351

TOTAL LIABILITIES	1,073,129	1,161,376

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,183,639 and 12,626,335 shares issued and outstanding, respectively	13,184	12,626
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	4,306,585	3,006,360
Common stock subscription receivable	—	(40,000)
Retained (deficit)	(4,622,435)	(3,067,929)

Total stockholders’ (deficit)	(302,666)	(88,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$770,463	$1,072,433

GLOBAL ENERGY GROUP, INC.

STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2001	2002	2001	2002

REVENUES	$19,700	$63,169	$24,652	$132,012
COST OF GOODS SOLD	2,415	48,361	15,301	104,041

GROSS PROFIT	17,285	14,808	9,351	27,971

OPERATING EXPENSES
Consulting	380,500	44,540	380,500	288,143
Salaries and benefits	32,745	284,512	71,084	641,677
Legal and accounting	3,600	75,542	20,600	152,173
Research and development	2,087	20,851	12,563	93,699
Sales and marketing	4,437	4,345	4,559	43,167
General and administrative	30,522	131,661	58,556	236,156

TOTAL OPERATING EXPENSES	453,891	561,451	547,862	1,455,015

LOSS BEFORE OTHER INCOME (EXPENSES)	(436,606)	(546,643)	(538,511)	(1,427,044)

OTHER INCOME (EXPENSE)
(loss) on sale of assets	—	(3,194)	—	(3,194)
Interest income	963	—	963	—
Interest (expense)	(3,950)	(120,294)	(9,942)	(124,268)

TOTAL OTHER (EXPENSE)	(2,987)	(123,488)	(8,979)	(127,462)

LOSS BEFORE INCOME TAXES	(439,593)	(670,131)	(547,490)	(1,554,506)
INCOME TAXES	—	—	—	—

NET LOSS	(439,593)	(670,131)	(547,490)	$(1,554,506)

LOSS PER COMMON SHARE
Basic	$(.09)	$(.05)	$(.11)	$(.12)

Fully diluted	$(.09)	$(.05)	$(.11)	$(.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,027,669	13,178,591	5,171,829	12,886,393

Fully diluted	5,027,669	13,178,591	5,171,829	12,886,393

GLOBAL ENERGY GROUP, INC.

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(547,490)	$(1,554,506)

Adjustments to reconcile net loss to cash (used) in operating activities:
Common stock issued for services	380,500	410,766
Interest on notes converted to common stock	—	10,849
Issuance of warrants	—	379,167
Amortization	1,658	3,456
Depreciation	862	7,862
(Increase) decrease in assets:
Accounts receivable	11,978	(25,338)
Costs and estimated earnings in excess of billings	—	63,524
Inventory	2,076	(34,738)
Prepaid expenses	—	5,985
Increase in security deposits	—	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(103,161)	91,623

Total adjustments	293,913	913,156

Net cash (used) in operating activities	(253,577)	(641,350)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (acquisition) of certificate of deposit	30,000	—
Acquisition of patents and related costs	(17,531)	(22,020)
Acquisition of furniture and equipment	(698)	(14,330)

Net cash (used) in investing activities	11,771	(36,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	—	40,000
Proceeds from royalty payable	29,998	—
Proceeds from notes payable	—	320,764
Repayment of royalty payable	—	(634)
Proceeds from issuance of common stock	250,000	—

Net cash provided by financing activities	279,998	360,130

NET INCREASE (DECREASE) IN CASH	38,192	(317,570)
CASH, BEGINNING OF THE PERIOD	1,636	334,308

CASH, END OF THE PERIOD	39,828	16,738

GLOBAL ENERGY GROUP, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three Months Ended		Six Months Ended

	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2001	2002	2001	2002

Common Stock and Paid in Capital
Balance, beginning of period	$1,537,000	$3,904,798	$1,387,000	$3,018,986
Common stock issued	480,500	35,804	630,500	921,616
Warrants issued	—	379,167	—	379,167

Balance, end of period	2,017,500	$4,319,769	$2,017,500	$4,319,769

Retained Earnings
Balance, beginning of period	$(1,876,195)	$(3,952,304)	$(1,768,278)	$(3,067,929)
Net Loss	(439,593)	(670,131)	(547,490)	(1,554,506)

Balance, end of period	$(2,315,788)	$(4,622,435)	$(2,315,768)	$(4,622,435)

GLOBAL ENERGY GROUP, INC.,

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the period ended December 31, 2001.

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142, which includes the requirements to test for impairment goodwill and intangible assets of indefinite life, rather than amortize them, is effective for fiscal years beginning after December 31, 2001. Adoption of this pronouncement is not anticipated to have a significant impact on the Company. Intangible assets consist of patents’ rights. These costs are amortized over a 17-year period, their estimated economic life.

In August 2001, the FASB issued SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 144 retains the fundamental provisions of SFAS 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Under SFAS No.144, long-lived assets are measured at the lower of carrying amount or fair value less cost to sell. The standard became effective on January 1, 2002. Management does not believe adoption of this standard will have a significant impact on the results of operations, financial position and cash flows of the Company.

Earnings Per Share

Global Energy records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128,“Earnings per Share”. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings (loss) of the entity.

GLOBAL ENERGY GROUP, INC.,
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

On April 6, 2002, Global Energy granted options to two employees to purchase a total of 70,000 shares of its common stock. The exercise prices were $0.01 per share for 35,000 shares, and $2.00 per share for 35,000 shares. The options vest one year from the grant date.

NOTE D — LOSS PER SHARE

Global Energy has reported basic loss per share based on the weighted average number of shares outstanding for the period, and has reported fully diluted loss per share excluding the 370,212 and 185,106 common shares reserved for issuance upon the conversion of the options granted to its president, Joseph H. Richardson, and its Chief Financial Officer, Peter E. Toomey, respectively, as they are anti-dilutive.

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

NOTE F — SECURITIES REGISTRATION

On April 11, 2002, Global Energy filed a registration statement with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register 2,751,184 shares of Global Energy’s $0.001 par value common stock in behalf of certain shareholders. The registration has not yet been declared effective.

GLOBAL ENERGY GROUP, INC.,
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE G — STOCK AND WARRANT ISSUANCES

On April 26, 2002, Global issued 17,667 shares of its $. 001 par value common shares for services. The value of the services rendered was the basis used to determine the value of the shares issued.

Between April 16, 2002 and June 16, 2002, Global entered into multiple promissory note obligations with one of its major shareholders. The promissory notes have a stated interest rate of 8% and have a stipulated maturity date of within six months or upon an infusion of equity. The promissory notes also came with detachable warrants for the purchase of Global’s common stock at the rate of 1 warrant for each $1.50 of promissory notes. The warrants have an exercise price of $1.50 and expire in three years. Global issued 343,333 warrants in connection with the promissory notes.

NOTE H — NOTES PAYABLE

Notes payable consist of amounts lent by a major shareholder and by officers of the Company in the amount of $515,000 and $70,000, respectively. The interest rates are 8.0% and 4.75%, respectively. The major shareholder’s notes were issued with detachable warrants, which caused the discount on the note payable of $264,236.

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

Income Statement — Results of Operations

Six months ended June 30, 2002 compared to 2001

Revenues for the six months ended June 30, 2002 increased by $107,360 from the prior year, to $132,012. This increase was due to increased sales of the company’s EER+ product, and the successful completion of the installation of one of our products in a building at the Jacksonville (FL) Naval Air Station. This job was in progress at December 31, 2001. The increase in the cost of goods sold, from $15,301 to $104,041, is due to the same factors that increased revenues. The gross profit for the current period of $27,971 represents an increase of $18,620 from the prior year’s amounts, and was due to the increased levels of sales activity.

Operating expenses increased from $547,862 a year ago to $1,455,015 for the six months ended June 30. The increase of $907,153 was driven mainly by three factors: (1) increased spending for salaries and benefits, increased general and administrative expenses, and (3) increased legal and accounting expenses. The increase in salaries was caused by an increase in staff from 2001 to 2002. The increase in general and administrative expenses was mainly due to higher rent at the company’s new facility, higher insurance expenses because the company has purchased more insurance in 2002, and royalty expenses paid during 2002 for the first time. The increased legal and accounting expenses were caused by higher levels of these activities during 2002 due to the company being publicly-traded and having more requirements to satisfy.

The operating loss for the current period increased from the prior year due to the factors stated above. Interest expense for the six months increased from $9,942 during 2001 to $124,268 during 2002. The major cause for this increase was the amortization of the discount on the notes payable issued with warrants during the second quarter of 2002. The net loss widened from ($547,490) a year ago to ($1,554,506) for the six months ended June 30, 2002.

Three months ended June 30, 2002 compared to 2001

Revenues for the three months ended June 30, 2002 increased by $43,469 from the prior year, to $63,169. This increase was due to increased sales of the company’s EER+ product during 2002. The increased revenues also increased the cost of goods sold, from $2,415 to $48,361. The gross profit for the current quarter of $14,808 represented a decrease of $2,477 from the prior year’s amounts, and was due to a decrease in the gross profit margin percentage from the levels in the quarter during 2001.

Operating expenses for the three months ended June 30 increased from $453,891 a year ago to $561,451. The increase of $107,560 was driven mainly by three factors: (1) decreased spending for consulting, increased (3) increased general and administrative expenses, and legal and accounting expenses. The decrease in consulting was due to significant expenses during the quarter in 2001 that were not incurred again during 2002. The increases in salaries, general and administrative expenses and legal and accounting expenses were each caused by higher levels of these activities during 2002, as described above.

The operating loss and the net loss for the current quarter both increased from the prior year due to the factors stated above. The net loss widened from ($439,593) a year ago to ($670,131) for the three months ended June 30, 2002.

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

Under the terms of contracts executed on March 30, 2002, the Company is obligated to two individuals to pay consulting expenses totaling $10,000 per month for the following twelve months. The company also executed contracts with two financial advisors during June 2002 that require monthly fees of an additional $8,000 per month.

Liquidity and Capital Resources

For the six months ended June 30, 2002, the Company incurred net losses for the reasons described above. Of this loss, approximately $790,000 was funded by the issuance of common Stock, stock options and warrants and so does not represent a use of cash. Working capital decreased due to increases in accounts payable that exceeded the increase in current assets. This working capital decrease decreased the net cash loss from operations to ($641,350).

Net cash invested during the six months ended June 30 included investment in patents of $22,020 and equipment purchases of approximately $14,330.

Net cash from financing during the six months ended June 30 included issuing notes payable net of discounts in the amount of $320,764, and the receipt of the common stock subscription of $40,000. The debenture and its accrued interest were converted into shares of Common Stock on February 7, 2002.

Global Energy does not expect any significant purchases or sales of furniture or equipment, and does not plan to materially change the number of its employees, until it is able to raise the capital required to further expand its operations.

The Company has no bank lines of credit. An Investment Agreement (“Agreement”) was executed on March 30, 2002 between the Company and one of its principal stockholders, Mr. Robert Smith. This agreement provides for Mr. Smith to loan up to $761,000 to Global on preset dates through July of 2002 as long as Global has filed a registration statement on Form SB-2 and is diligently pursuing making and keeping it effective. Any funds drawn bear interest at 8%. As the funds are drawn, for each dollar lent to the Company Mr. Smith receives a warrant to purchase 2/3 of one share of Common Stock at $1.50 per share. The first several installments, providing a total of $590,000, have already been furnished to Global, and the Company intends to borrow the remaining $171,000 available under the agreement during July and August of 2002. Pursuant to the Investment Agreement, the Company has issued to Mr. Smith warrants to purchase up to 393,333 shares of our Common Stock, and will issue warrants to purchase an additional 114,000 shares if the balance of the financing called for under the agreement is received.

As of June 30, 2002, Global had approximately $17,000 in cash with which to satisfy its future cash requirements. At its current level of operations, the Company would require a minimum of approximately $1.2 million for the next 12 months. Beyond the funds from the Investment Agreement, during the next twelve months Global plans to satisfy its cash requirements through sales of its products and a combination of additional equity and debt financing. Net cash received from product sales over the next twelve months are estimated to be in excess of $300,000. As of the date of this prospectus, Global has begun the process of searching for up to $4.0 million of additional equity or debt financing. To the extent that Global is unable to obtain further debt or equity financing and if sales are slower to develop than management is now expecting, Global would not be able to continue operations as currently conducted.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description

99.1	Certification by Management

14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By: /s/ Peter E. Toomey

Peter E. Toomey Executive Vice President — Chief Financial Officer (principal financial officer, principal accounting officer, director)

Date: August 12, 2002

