Form 10QSB
period 2002-09-30
GLOBAL ENERGY GROUP INC
filed 2002-11-18
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2002

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

Yes [X]     No [   ]

As of September 30, 2002, there were 13,183,639 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I — FINANCIAL INFORMATION

The accompanying unaudited financial statements of Global Energy Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the nine-month period ended September 30, 2002 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Consolidated balance sheets as of December 31, 2001 and September 30, 2002 (unaudited)	F-2 & 3

Consolidated statements of operations for the three and nine months ended September 30, 2001 and 2002 (unaudited)	F-4

Consolidated statements of cash flows for the nine months ended September 30, 2001 and 2002 (unaudited)	F-5

Consolidated statement of stockholders’ equity (deficit) for the three and nine months ended September 30, 2001 and 2002 (unaudited)	F-6

Notes to financial statements	F-7 to F-9

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

		(Restated)
	September 30	December 31
	2002	2001

ASSETS
CURRENT ASSETS
Cash	$1,295	$334,308
Accounts receivable	12,784	—
Cost and estimated earnings in excess of billings	—	63,524
Inventory	133,884	69,018
Prepaid expenses	18,556	24,200

Total current assets	166,519	491,050

FURNITURE AND EQUIPMENT, net of accumulated depreciation of 19,546 and $8,009, respectively	64,302	61,509

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $12,685 and $7,227, respectively	127,305	101,377

Total other assets	134,510	108,582

TOTAL ASSETS	$365,331	$661,141

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

		(Restated)
	September 30	December 31
	2002	2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$298,349	$44,438
Notes payable, net of discount	667,210	—
Convertible debenture payable	—	500,000
Royalty payable, current portion	196	196

Total current liabilities	965,755	544,634

LONG TERM LIABILITIES
Royalty payable, net of current portion	204,766	205,450

TOTAL LIABILITIES	1,170,521	750,084

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,183,639 and 12,626,335 shares issued and outstanding, respectively.	13,184	12,626
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	4,456,918	3,006,360
Common stock subscription receivable	—	(40,000)
Retained (deficit)	(5,275,292)	(3,067,929)

Total stockholders’ (deficit)	(805,190)	(88,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$365,331	$661,141

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended

	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2001	2002	2001	2002

REVENUES	$4,986	$16,771	$29,638	$148,783

COST OF GOODS SOLD	$5,873	$12,704	$16,987	$116,745

GROSS PROFIT	$(887)	$4,067	$12,651	$32,038

OPERATING EXPENSES
Consulting	50,151	63,291	430,651	351,434
Salaries and benefits	15,934	244,316	87,019	885,994
Legal and accounting	50,659	38,257	54,259	190,430
Research and development	18,690	35,289	31,253	128,988
Sales and marketing	3,413	13,806	7,972	56,973
General and administrative	61,193	89,027	140,935	326,502

TOTAL OPERATING EXPENSES	$200,040	$483,986	$752,089	$1,940,321

LOSS BEFORE OTHER INCOME (EXPENSES)	$(200,927)	$(479,919)	$(739,438)	$(1,908,283)

OTHER INCOME (EXPENSE)
(Loss) on sale of assets	—	—	—	(3,194)
Interest income	1,267	—	2,230	—
Interest (expense)	(4,971)	(171,618)	(14,913)	(295,886)

TOTAL OTHER (EXPENSE)	$(3,704)	$(171,618)	$(12,683)	$(299,080)

LOSS BEFORE INCOME TAXES	$(204,631)	$(651,537)	$(752,121)	$(2,207,363)
INCOME TAXES	—	—	—	—

NET LOSS	$(204,631)	$(651,537)	$(752,121)	$(2,207,363)

LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.05)	$(0.15)	$(0.17)

Fully diluted	$(0.04)	$(0.05)	$(0.15)	$(0.17)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	5,171,829	13,183,639	5,171,829	13,096,905

Fully diluted	5,171,829	13,183,639	5,171,829	13,096,905

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(752,121)	$(2,207,363)

Adjustments to reconcile net loss to cash (used) in operating activities:
Common stock issued for services	—	410,766
Interest on notes converted to common stock	—	10,849
Issuance of warrants	—	529,501
Amortization	2,487	5,458
Depreciation	1,292	12,054
(Increase) decrease in assets:
Accounts receivable	28,515	(12,784)
Costs and estimated earnings in excess of billings	—	63,524
Inventory	7,075	(64,866)
Prepaid expenses	—	5,644
Decrease in deferred royalty costs	—	1,368
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	13,757	253,911

Total adjustments	53,126	1,215,425

Net cash (used) in operating activities	(698,995)	(991,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (acquisition) of certificate of deposit	30,000	—
Acquisition of patents and related costs	(17,531)	(31,386)
Acquisition of furniture and equipment	(11,165)	(14,847)

Net cash (used) in investing activities	1,304	(46,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	—	40,000
Proceeds from royalty payable	40,000	—
Proceeds from notes payable	470,000	667,210
Repayment of royalty payable	—	(2,052)
Proceeds from issuance of common stock	660,500	—

Net cash provided by financing activities	1,170,500	705,158

NET INCREASE (DECREASE) IN CASH	472,809	(333,013)
CASH, BEGINNING OF THE PERIOD	1,636	334,308

CASH, END OF THE PERIOD	474,445	1,295

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Three months ended		Nine months ended

	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2001	2002	2001	2002

Common stock and paid in capital
Balance, beginning of period	$2,017,500	$4,319,769	$1,387,000	$3,018,986
Common stock issued	30,000	—	660,500	921,616
Warrants issued	—	150,334	—	529,501

Balance, end of period	$2,047,500	$4,470,103	$2,047,500	$4,470,103

Retained (deficit)
Balance, beginning of period	$(2,315,768)	$(4,623,755)	$(1,768,278)	$(3,067,929)
Net Loss	(204,631)	(651,537)	(752,121)	(2,207,363)

Balance, end of period	$(2,520,399)	$(5,275,292)	$(2,520,399)	$(5,275,292)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.,

NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE A — NATURE AND BASIS OF OPERATIONS

Global Energy Group, Inc., formerly 1Stopsale.com Holdings, Inc. (the “Company”), a Delaware corporation, organized on October 5, 1999. The Company was a development stage company since its inception until October 12, 2001, the effective date of a business combination with an operating company, Global Energy & Environmental Research, Inc., at which time it ceased to be a development stage company.

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

GLOBAL ENERGY GROUP, INC.,
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE B — CONVERTIBLE DEBENTURE PAYABLE

On September 27, 2001, Global Energy borrowed $500,000 from an unrelated third party and issued to such third party a 6% convertible debenture originally due November 30, 2001, subsequently extended to February 28, 2002. The debenture was convertible into Global Energy’s $0.001 par value common stock at $1 per share through the debenture’s maturity date. On February 7, 2002, the debenture holder exercised his rights under the 6% convertible debenture and converted the debenture in exchange for 500,000 shares of Global Energy’s common stock, as well as the accrued interest on the debenture to the date of conversion in exchange for an additional 10,849 shares of Global Energy’s $0.001 par value common stock at $1 per share.

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

On March 18, 2002, Global Energy issued 420,000 shares of its $0.001 par value common stock from the Incentive Plan in exchange for consulting services to certain shareholders of Global Energy.

On March 30, 2002, Global Energy granted an option to its President, Joseph H. Richardson, and its Chief Financial Officer, Peter E. Toomey, to purchase 555,318 and 277,659 shares of its common stock respectively at $0.01 per share expiring March 30, 2012. The options are exercisable one-third March 30, 2002, one-third on March 30, 2003, and one-third on March 30, 2004.

On April 6, 2002 Global Energy granted options to two employees to purchase a total of 70,000 shares of its common stock. The exercise prices were $0.01 per share for 35,000 shares, and $2.00 per share for 35,000 shares. The options vest one year from the grant date.

On July 22, 2002 Global Energy granted options to an employee to purchase a total of 50,000 shares of its common stock. The exercise prices were $0.01 per share for 25,000 shares, and $2.00 per share for 25,000 shares. The options vest one year from the grant date.

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

GLOBAL ENERGY GROUP, INC.,
NOTES TO FINANCIAL STATEMENTS
September 30, 2002

NOTE E — STOCK CONTRIBUTIONS

In connection with Global Energy’s offer to register the restricted shares issued in a private transaction in November 2001 as set forth in Section 4(2) of the Securities Act of 1933, those shareholders agreed to contribute back to Global Energy 25% of the shares they were issued in lieu of absorbing any registration costs. On March 18, 2002 the shareholders contributed the required 25% of their shares back to Global Energy.

NOTE F – SECURITIES REGISTRATION

On April 11, 2002, Global Energy filed a registration statement with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register 2,751,184 shares of Global Energy’s $0.001 par value common stock in behalf of certain shareholders. The registration has not yet been declared effective.

NOTE G – STOCK AND WARRANT ISSUANCES

On April 26, 2002, Global issued 17,667 shares of its $. 001 par value common shares for services. The value of the services rendered was the basis used to determine the value of the shares issued.

Between April 16, 2002 and June 16, 2002, Global entered into multiple promissory note obligations with one of its major shareholders. The promissory notes have a stated interest rate of 8% and have a stipulated maturity date of within six months or upon a infusion of equity. The promissory notes also came with detachable warrants for the purchase of Global’s common stock at the rate of 1 warrant for each $1.50 of promissory notes. The warrants have an exercise price of $1.50 per warrant and expire in three years. Global issued 379,167 warrants in connection with these promissory notes.

Between July 11, 2002 and September 17, 2002, Global entered into multiple promissory note obligations with some of its major shareholders and with two of its officers. The promissory notes have a stated interest rate of 8% and have a stipulated maturity date of within six months or upon a infusion of equity. The promissory notes also came with detachable warrants for the purchase of Global’s common stock at the rate of 1 warrant for each $1.50 of promissory notes. The warrants have an exercise price of $1.50 per warrant and expire in three years. Global issued 273,333 warrants in connection with these promissory notes.

NOTE H – NOTES PAYABLE

Notes payable consist of amounts lent by major stockholders and by officers of the Company in the amount of $710,000 and $215,000, respectively. The interest rates on all notes are 8%. The notes were issued with detachable warrants, which caused the discount on the notes payable of $257,790.

NOTE I — CORRECTION OF AN ERROR

In 2002, Global Energy changed its method in accounting for royalties payable. Global Energy believes that the change in accounting results in a better accounting of assets and liabilities. The effect of the change had no effect on net income for 2002. The change in accounting principle had no effect in basic and fully diluted earnings per share for 2002. The change had no effect on the prior year's net income or earnings per share as the change was a balance sheet correction only.

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

•	Revenue Recognition. Global Energy recognizes revenue principally from sales of equipment and to a lesser degree, from contracts for both the sale and installation of equipment. For equipment sales, the Company records revenue on the accrual basis of accounting when title to the product is transferred pursuant to shipping terms. The accrual basis of accounting provides for matching of revenues with expenses. For contracts for both the sale and installation of products, revenue is recognized on the percentage-of-completion method. Contract revenues are accrued based generally on the percentage that costs incurred to date bear to total estimated costs for each contract. This method is used because management considers cost expended to be the best available measure of progress on these contracts. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed.

•	Warranty reserve. A liability for the estimated cost of product warranty is established by a charge against operations at the time the products are sold. Effective January 1, 2002, management is recording a warranty reserve of 1% of sales based on an analysis of the historical warranty cost experience of other HVAC manufacturers that use the same or similar components in their products. This estimate is supported by the limited experience of the Company to date. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

•	Allowance for Uncollectible Accounts Receivable. We estimate and provide an allowance for uncollectible accounts based on analysis and age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources.

•	Long-lived assets. We depreciate property and equipment and amortize patents over the respective asset’s estimated useful life. We determine the useful lives of each asset based of how long we determine the asset will generate revenue or has a useful economic life. We review the remaining useful life of our assets annually to ascertain that our estimate is still valid. If we determine the useful lives have materially changed, we either change the useful life of the assets or we may write the asset off completely if we determine the asset has exhausted its useful life.

•	Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a valuation allowance for the entire amount of our deferred tax assets due to the uncertainty of our ability to utilize them. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or adjust an additional valuation allowance which could materially impact our financial position and results of operations.

Income Statement – Results of Operations

Nine months ended September 30, 2002 compared to 2001

Revenues for the nine months ended September 30, 2002 increased by $119,145 from the prior year, to $148,783. This increase was due to increased sales of the company’s EER+ product, and the successful completion of the installation of one of our products in a building at the

Jacksonville (FL) Naval Air Station. This job was in progress at December 31, 2001. The increase in the cost of goods sold, from $16,987 to $116,745, is due to the same factors that increased revenues. The gross profit for the current period of $32,038 represents an increase of $19,387 from the prior year’s amounts, and was due to the increased levels of sales activity.

Operating expenses increased from $752,089 a year ago to $1,940,321 for the nine months ended September 30th. The increase of $1,188,232 was driven mainly by three factors: (1) increased spending for salaries and benefits, (2) increased general and administrative expenses, and (3) increased legal and accounting expenses. The increase in salaries was caused by an increase in staff from 2001 to 2002. The increase in general and administrative expenses was mainly due to higher rent at the company’s new facility, higher insurance expenses because the company has purchased more insurance in 2002, and royalty expenses paid during 2002 for the first time. The increased legal and accounting expenses were caused by higher levels of these activities during 2002 due to the company being publicly-traded and having more extensive reporting and filing requirements to satisfy.

The operating loss for the current period increased from the prior year due to the factors stated above. Interest expense during the nine months ended September 30, 2002 totaled $295,886, as compared to $14,913 a year ago. This increase was due to higher debt levels during 2002, and the amortization of the loan discounts associated with the warrants issued with the debt during 2002. The net loss widened from ($752,121) a year ago to ($2,207,363) for the nine months ended September 30, 2002.

Three months ended September 30, 2002 compared to 2001

Revenues for the three months ended September 30, 2002 increased by $11,785 from the prior year, to $16,771. This increase was due to increased sales of the company’s EER+ product during the 2002 period. The increased revenues also increased the cost of goods sold, from $5,873 to $12,704. The gross profit for the current quarter of $4,067 represents an increase of $4,954 from the prior year’s amounts, and was due to the higher revenues and to an increase in the gross profit margin percentage from the levels observed during the quarter in 2001.

Operating expenses for the three months ended September 30th increased from $200,040 a year ago to $483,986. The increase of $283,946 was driven mainly by increased spending for salaries and benefits and rent and insurance expenses. The increase in salaries was caused by an increase in staff from the period in 2001 to 2002.

The operating loss increased by $278,992 from the prior year due to the factors stated above. Interest expense during the three months ended September 30, 2002 totaled $171,618, as compared to $4,971 a year ago. This increase was due to higher debt levels during 2002, and the amortization of the loan discounts associated with the warrants issued with the debt during 2002. The net loss widened from ($204,631) a year ago to ($651,537) for the three months ended September 30, 2002.

Commitments

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at September 30, 2002 is $614,886, which consists of the unpaid funded liability of $204,962 and related royalty expense of $409,924. The estimated future maturities of this payable are shown in the table below.

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

Under the terms of contracts executed on March 30, 2002, the Company is obligated to two individuals to pay consulting expenses totaling $10,000 per month for the twelve months following the date of contract execution.

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of September 30, 2002.

		Payments due by Period

		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years

Royalty payable	614,886	587	193,822	420,477	0
Notes payable	925,000	925,000	0	0	0
Operating leases	415,478	99,861	211,754	103,862	0
Other contractual obligations	60,000	60,000	0	0	0
Total contractual cash obligations	2,015,364	1,085,448	405,576	524,339	0

Liquidity And Capital Resources

For the nine months ended September 30, 2002, the Company incurred a net loss for the reasons described above. Of this loss, over $950,000 represented the expensing of the value of certain shares of common stock, stock options and warrants, that were issued in consideration for services and other expenses. For newly issued stock options and warrants the value was attributable to the difference between the exercise prices and the trading value of the stock. Such expenses were non-cash expenses, and as such did not represent a use of cash. Increases in accounts receivable, and inventory, offset by decreases in cost and estimated earnings in excess of billings and prepaid items, and increases in accounts payable, brought the net cash loss from operations to $(991,938).

Net cash invested during 2002 included technical and office equipment purchases of approximately $14,847 and investments in patents of $31,386.

Net cash from financing during 2002 included the issuance of notes payable totaling $925,000 net of discounts of $257,790 and the collection of the subscription receivable of $40,000. The debenture and its accrued interest ($10,849) were converted into 510,849 shares of Common Stock subsequent to year-end.

On March 30, 2002 the Company and one of its principal stockholders, Mr. Robert Smith, entered into an Investment Agreement. This agreement called for Mr. Smith to lend up to $761,000 to Global on preset dates through July of 2002. Pursuant to that Investment Agreement, the Company borrowed $590,000 from Mr. Smith and issued to Mr. Smith, as additional consideration for lending such amounts to the Company, warrants to purchase up to 393,333 shares of our Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan. The Company issued its promissory notes with respect to the borrowed amounts, each bearing interest at 8% per annum and due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing.

During June, July and August, 2002, Mr. Richardson lent the Company $85,000 and Mr. Toomey lent the Company $85,000 pursuant to an Investment Agreement. The Company issued its promissory notes with respect to the borrowed amounts, each bearing interest at 4-3/4% per annum and due on demand.

On August 21, 2002 Quest Capital Alliance, L.L.C. (“Quest Capital”), a third party not affiliated with the Company or any director or officer of the Company lent the Company $120,000 pursuant to an Investment Agreement. The Company issued a promissory note bearing interest at 8% per annum and due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing. The Company also issued to Quest Capital warrants to purchase up to 80,000 shares of its Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan.

During September 2002, as an inducement to Quest Capital to provide financing to the Company, the Company requested and received the commitment of Mr. Toomey and Mr. Richardson to provide additional financing. The commitment was reflected in an Investment Agreement. As an inducement to Mr. Toomey and Mr. Richardson to make such commitment, the Company issued warrants to Mr. Richardson to purchase 56,667 shares of Common Stock, and to Mr. Toomey to purchase 56,667 shares of Common Stock, at an exercise price of $1.50 per share, exercisable for three years from the dates of the loans. The terms of the Company’s previously issued promissory notes payable to Messrs. Richardson and Toomey also were amended to provide that (1) the notes would be due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing, and not on demand, and (2) the notes would bear interest at 8% per annum. In connection with such transactions, Mr. Richardson lent the Company an additional $45,000 in September 2002 under a promissory note bearing interest at 8% per annum and due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing. As additional consideration for lending such amount to the Company, the Company issued to Mr. Richardson a warrant to purchase up to 30,000 shares of our Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan.

On October 2, 2002, the Company, Quest, Mr. Smith, and Messrs. Richardson and Toomey entered into an Investment Agreement that superseded and replaced (including as to any remaining unfunded commitments) the financing arrangements reflected in the above described Investment Agreements with Quest, Mr. Smith, and Messrs. Richardson and Toomey. Pursuant to the new Investment Agreement, Quest agreed to lend the Company $200,000, in addition to its prior 2002 loans of $120,000 (which remain outstanding), Mr. Richardson agreed to lend the Company $74,004, in addition to his prior 2002 loans of $130,000 (which remain outstanding), Mr. Toomey agreed to lend the Company $56,003, in addition to his prior 2002 loans of $85,000 (which remain outstanding), and Mr. Smith agreed to lend the Company $270,000, in addition to his prior 2002 loans of $590,000 (which remain outstanding). The new Investment Agreement provides that, with respect to each new loan, the Company will issue its promissory note bearing interest at 8% per annum and due April 1, 2003 or, if earlier, the date the Company has raised at least $2,700,000 in cash proceeds from equity financing. The maturity dates of all then outstanding loans from these persons to the Company were also simultaneously amended to match these revised maturity date terms. With respect to each loan, the Company is required to issue to the respective lender a warrant to purchase a specified number of shares at an exercise price of $1.00 per share, exercisable for three years from the date of the loan. Pursuant to this agreement, as of October 16, 2002, Quest has lent the Company $200,000 and has received warrants to purchase 1,600,000 shares, Mr. Richardson has lent the Company $46,144 and has received warrants to purchase 324,572 shares, and Mr. Toomey has lent the Company $33,858 and has received warrants to purchase 235,429 shares, in each case on the terms called for the new Investment Agreement. The Company expects to borrow the remaining amounts committed to be lent under the new Investment Agreement by the end of 2002. The table below summarizes certain data about these loans:

			Pursuant to the Investment Agreement of October 2, 2002

	Outstanding		New loans made		Projected additional loans
	As of 9/30/02		Through 10/16/02		From 10/17 to 12/31/02

	Loans	Warrants(#)	Loans	Warrants(#)	Loans	Warrants(#)

Robert Smith	$590,000	393,333	$0	—	$270,000	1,080,000
Quest Capital	120,000	80,000	200,000	1,600,000	—	—
Joseph Richardson	130,000	86,667	46,144	324,572	27,860	267,432
Peter Toomey	85,000	56,667	33,858	235,429	22,145	212,574

Totals	$925,000	616,667	$280,002	$2,160,001	$320,005	1,560,006

Loans	All loans at 8%, with interest payable at maturity. Matures on April 1, 2003, or earlier upon certain events.		All loans at 8%, with interest payable at maturity. Matures on April 1, 2003, or earlier upon certain events.		All loans will be at 8%, with interest payable at maturity. Will mature on April 1, 2003, or earlier upon certain events.

Warrants	Warrants are exercisable at an exercise price of $1.50 per share.		Warrants are exercisable at an exercise price of $1.50 per share.		Warrants are exercisable at an exercise price of $1.00 per share.

The liquidity needs of the Company in 2002 and 2003 are expected to continue to arise mostly from the company’s operating activities and in part from capital expenditures for patents and for some additional furniture and equipment. As of October 18, 2002, Global had approximately $120,000 in cash with which to satisfy its future liquidity requirements. At its current planned level of operations, the Company would require a minimum of approximately $1.5 million through the end of 2003 to fund these liquidity needs. In addition to the funds from the Investment Agreement, the Company plans to satisfy its liquidity requirements for the balance of 2002 and for 2003 through additional equity and debt financing. As of the date of this report, Global has begun exploring opportunities for securing up to $4.0 million of additional equity or debt financing. The actual amount of additional financing that will be needed will depend in part upon the amount of cash needed for operations, which will be impacted by gross cash generated from product sales. Product sales for 2002 have been below the Company’s expectations. Although the Company is hopeful that product sales will improve significantly in 2003, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and/or operating expenses will be within targeted levels. The expected liquidity needs are based in part upon a targeted increase in gross profit margin percentage to 29%, compared to the Company’s historical gross profit margins of 12% in 2000, 22% in 2001 and 21% through the third quarter of 2002. The gross profit margin percentage is expected to increase beyond historical levels as the number of sales and the total revenues increase, allowing the Company to take advantage of selected economies of scale in the purchasing of components and in production costs. To the extent that Global is unable to obtain further debt or equity financing or to the extent that sales are slower to develop than management is now expecting and the combined debt and equity financing is insufficient to cover the shortfall, Global would not be able to continue operations as currently conducted.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	Exhibit No	Description

	99.1	Certification by Management

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By: /s/ Peter E. Toomey

Peter E. Toomey Executive Vice President – Chief Financial Officer (principal financial officer, principal accounting officer, director)

Date: November 18, 2002

I, Joseph H. Richardson, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Global Energy Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 18, 2002

/s/ Joseph H. Richardson

Name: Joseph H. Richardson
Title: Chief Executive Officer

I, Peter E. Toomey, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Global Energy Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 18, 2002

/s/ Peter E. Toomey

Name: Peter E. Toomey
Title: Chief Financial Officer