Form 10KSB/A
period 2001-12-31
GLOBAL ENERGY GROUP INC
filed 2002-11-26
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[   ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File No. 000-31505

Global Energy Group, Inc.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3020677 (I.R.S. Employer Identification Number)

2346 Success Drive, Odessa, Florida (Address of principal executive offices)	33556 (Zip Code)

(727) 372-3939
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year. $108,238

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of October 20, 2002, the aggregate market value (based on the last sale price on such date or, if not a trading day, the then most recent trading day) of Common Stock held by non-affiliates of the registrant was $6,794,036. For purposes of this disclosure, we have considered each officer and director, and each person who owns 5% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,183,629 shares of Common Stock, par value $.001 per share, as of October 20, 2002

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

GLOBAL ENERGY GROUP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended
December 31, 2001

EXPLANATORY NOTE

         This Amendment on Form 10-KSB/A to the Company’s Form 10-KSB for its fiscal year ended December 31, 2001 (the “Form 10-KSB”) in order to (i) amend and restate Items 1, 5, 9, 10, 11 and 12 to provide updated, incremental and clarifying disclosure, (ii) expand and clarify the Company’s risk factors, (iii) outline the terms of the Company’s primary funded indebtedness, (iv) include additional exhibits in the exhibit list set forth in Item 13 and file such additional exhibits and (v) restate the Financial Statements and notes thereto and make appropriate revisions to Item 6, Management’s Discussion and Analysis of Financial Condition or Plan of Operation, and Item 7. These changes are in large part in response to comments received by the Company from the Securities and Exchange Commission in the context of the certain continuing efforts by the Company to register shares of its common stock under an SB-2 Registration Statement. In particular, the changes to the Company’s Financial Statements incorporated by reference in Item 7 include, among other items, (a) a change in the method for reporting long-term contracts which had the effect of increasing current assets as of December 31, 2001, increasing revenues and costs of goods sold for the year ended December 31, 2001 and decreasing the net loss for the year ended December 31, 2001, (b) clarification in the footnotes as to the Company’s methods of revenue and cost recognition, the Company’s methods for recording estimated costs of warranties and certain of the Company’s patent royalty arrangements with and obligations to other parties, (c) elimination from the balance sheet of the previously reflected deferred royalty costs and an equal amount of the associated liability, (d) a reflection of additional shares outstanding as of December 31, 2000 to properly reflect the retroactive impact of the 2001 reverse merger and the effect of such change on the basic and fully diluted weighted average number of common shares outstanding for each of the 2000 and 2001 fiscal years and on the basic and fully diluted loss per common share for each of such years, (e) an explanation in the footnotes of the equity method that is being used to account for the Company’s investment in an entity operating in the United Kingdom, (f) elimination of the shares reserved for conversion of the Company’s convertible debenture in computing fully diluted loss per share, (g) addition to the footnotes of a clearer and more comprehensive description of the various issuances of stock by the Company, (h) addition in the footnotes of a description of the extent of the economic dependency on certain major customers and (i) the provision of other incremental disclosure in the notes to such Financial Statements.

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

         Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. You also should consider the specific risk factors described more fully in this report beginning on page 12. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects have been and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

         We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 1. Description of Business.

Overview

         Global Energy Group, Inc. (the “Company” or “Global”) invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration (“HVACR”) industries. We currently hold the rights to eight patents, and eight patent-pending applications. Using these patents, we have been able to develop products that we believe are significantly more energy efficient than those currently generally available. Our initial product strategy is to market a broad line of retrofit and new equipment products to the commercial rooftop air conditioning market. Over the past three years we have installed equipment in a number of locations in Florida, including three schools, four post offices, and buildings located on two military bases. Some of these installations were retrofits to existing air conditioning equipment, while others were entirely new systems. Through these installations, we refined our equipment design and provided field verification that our technologies would effectively increase capacity while reducing energy consumption. Each of these initial installations resulted in energy efficiency improvements of 25% or greater (meaning that the installation of our equipment increased the cooling level achieved by 25%, without increasing energy consumption). In almost all instances an energy service company (“ESCO”) installed our products for the customer, with the customer paying the ESCO directly for the installation and, as part of such installation process, the ESCO tested the equipment which included the measurement of the efficiency increase; in the few cases where we installed our products ourselves, we conducted the testing and measured the increase in efficiency. We also currently are developing additional products that target the residential market, and in the future we plan to expand our product line to include heat pumps, ice machines and water heaters. As new technologies are developed, we will evaluate how to maximize the value of each one. This will include the choice between licensing the technology to others, joint venturing, or commercializing the products ourselves. However, there is no assurance that we will complete the development or introduction of any new products, and the timing of the introduction of any additional products is not certain.

Products

         To date, the Company has completed development of three products. Our principal products are our “EER(+)Plus” units, which we expect to be the principal source of any sales revenues during the coming year. Our EER+ units utilize generally wasted condensate water and exhaust air, produced by all air standard conditioning systems, to provide increased capacity and to reduce power consumption. We believe this produces improvements in energy efficiency of at least 25%, which corresponds to a reduction of at least 20% in energy consumption for air conditioning when maintaining the same cooling level. Our product designs include both add-on and stand alone packaged units. Thus far, however, all units produced and sold have been add-on units. The Company has completed the design and testing of a complete unitary packaged air conditioning unit, with several of its patented technologies incorporated into it. A sample unit was tested by ARI, an independent industry group which certifies the energy efficiency ratings of air conditioning units, in May, 2002. Based upon this test, the Company’s 7.5 ton unit has rated 13.5 EER. Current plans call for the Company to offer both the EER+ product and the rooftop packaged units in several cooling sizes ranging from 6 to 30 tons. Typically, a commercial building installation requires a ton of air conditioning for every 300-400 square feet. Large buildings would utilize multiple units.

Technology

         Global currently holds the exclusive rights to eight U.S. patents and eight patent-pending applications pursuant to a series of agreements with the inventors of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. For all but one of the patents, these agreements are with Mr. Thomas Hebert, an officer of the Company and the beneficial owner of 1,456,205 shares (or about 11%) of the Company’s Common Stock. The other inventor is Mr. Noel Davis, an individual not otherwise associated with the Company. Mr. Hebert and Mr. Davis are entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments began in

2002 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid beginning in 2002. Minimum royalties under the Company’s patent agreements as in effect on the date of this report would amount to $10,000 in 2002, increasing each year until reaching $610,000 in 2009 and following years. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s right to manufacture and sell products incorporating the patented technology. Many of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence. One patent not important to the Company’s business expires in 2003, and the other patents expire at various times in 2016 through 2019. A brief summary of each patent follows:

US Patent No.	Description
No. 4,599,870	A refrigeration heat recovery system for producing usable hot water from a refrigeration system’s waste heat, using a natural force to provide water flow through the heat exchanger (thermosyphon effect) rather than using a pump.

No. 5,970,728	Utilization of multiple staged common circuit compressors to provide for higher heat output from a heat pump at low outside ambient conditions. Heat output is maintained, or even increased, as outside temperatures fall.

No. 6,070,423	A system to provide first, liquid refrigerant subcooling by means of evaporative cooling utilizing the condensate water, and second, a system for providing hot gas discharge refrigerant precooling by means of evaporative cooling.

No. 6,116,048	An evaporator design that provides counterflow temperature conditions to the direction of air flow by sectionalizing the various temperature gradients found in evaporators and arranging the sections to provide a temperature gradient that places the warmest section in front of colder and subsequently colder sections. Provides for optimized heat exchange as well as improved dehumidification.

No. 6,167,715	A direct refrigerant to ground (geothermal) heat exchange system for subcooling and desuperheating (or postheating in the heat mode of a heat pump) the refrigerant of an air-cooled air conditioner, refrigeration system or heat pump. No secondary fluid or pumping system required. Provides near full geothermal system efficiency.

No. 6,237,359	Provides liquid refrigerant subcooling by utilizing the cold harvest water and/or meltwater discharging from the ice machine to increase ice production capacity of the ice machine.

No. 6,000,170	A system consisting of multiple parallel reflectively coated tubes whose inflation is controlled by a controller that provides for controlled shading in a greenhouse system during times of high solar loading of the greenhouse, and provides for minimized heat loss at night, especially in cold climates.

No. 6,442,903	The structural construction methodology for a greenhouse inflatable insulative covering to be used to reduce heat losses and overheating of greenhouses.

Production

         To date, Global has internally produced all the equipment it has sold. The Company purchases components, fabricates sheet metal and tubing and then assembles and tests its finished products. In the future, the Company may continue to produce its products itself, or the Company may seek arrangements with others for manufacturing services. Because we have only limited manufacturing capabilities, production in significant quantities, or production of some products (such as our unitary packaged unit), could not be accomplished without obtaining outside manufacturing services, at least initially. All materials and components for the Company’s products are readily available and the Company believes that it will be able to secure an adequate supply of material to produce its products. The Company also believes that suitable manufacturing services would be readily available.

Distribution

         The Company has a very small in-house sales staff, and in the near term intends to sell most of its products through HVACR distributors and/or contractors and energy service companies (“ESCO’s”). The Company is in the early stages of seeking to identify candidates for distribution arrangements with established contractors, with an initial focus on the states of Texas, Florida, Georgia, California and Arizona. In addition to distributors and/or contractors, the Company may also utilize manufacturers’ representatives. The Company has begun the process of trying to identify potential representatives, but has not yet established any significant relationships.

Competition and Markets

         The Company will be competing in the marketplace to sell unitary air conditioning equipment in the new construction and replacement markets. In the United States in 2001 and 2000, 6.7 million and 6.2 million unitary air conditioning units and heat pumps were sold, respectively. Approximately one-half of this market is for replacement units. There are numerous manufacturers of such equipment. The Company competes with all manufacturers of HVACR equipment. All of these companies are more established and many are substantially larger than Global and have greater resources. While actual pricing will vary based on market conditions and other factors, the Company anticipates that its units generally will be priced higher than competitors’ products. For Global to be successful, its products have to compete on the basis of total value – that is, the higher price of the product must be more than offset by increased operational efficiency and lower operating expenses of its equipment when compared to the products available from other manufacturers. Based on actual experience for the units installed by the Company over the past three years, as measured by the installing ESCO or by us if we were the installer, we believe our equipment will consume at least 20% less electricity than competing products. We provide a competitive warranty on our products covering parts only for a period of one year from the date of operation; compressors are warranted for an additional four years.

Customers

         We have no major customers at this time. The products that have been sold and installed over the past few years have primarily been sold either directly by us or through ESCO’s that had customers seeking to install equipment to reduce overall energy consumption. To combat our lack of resources and brand identity, our marketing and sales strategy focuses on using existing distributors and/or HVACR contractors and ESCO’s that have established customer bases.

         One of the largest potential customers for our products is the federal government and its various agencies. The federal Climate Change Action Plan and Executive Order #12902 required all federally owned facilities to reduce their total energy consumption by 30% by 2005. Executive Order #13123 superceded these requirements, instead requiring reductions of 35% by 2010. The Company recently jointly-won a competition sponsored by the U.S. Department of Energy to provide energy efficient packaged air conditioning units to the Defense Logistics Agency. The Department of Energy issued a request for proposal to submit bids to supply highly energy efficient air-conditioning equipment to the Defense Logistics Agency (the “DLA”). The company filed a response to this RFP in March of 2002, and in August, Global was notified that it was selected as one of two air conditioning manufacturers picked to supply units under a blanket order agreement “BOA” to the DLA. Under the BOA, the company offers to sell its equipment at pre-negotiated prices and terms. We believe our technology may help some government facilities achieve significant portions of their energy savings requirements. However, there is no firm commitment on the part of the DLA to purchase units from either of the selected bidders, including Global.

Environmental Matters

         Our operations are subject to evolving and often increasingly stringent federal, state, local and international laws and regulations concerning the environment. Environmental laws that affect or could affect the Company’s domestic operations include, among others: the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Occupational Safety and Health Act, the National Environmental Policy Act, the Toxic Substances Control Act, and any regulations promulgated under these acts and various other federal, state and local laws and regulations governing environmental matters. The Company believes it is in compliance in all material respects with all existing environmental laws and regulations.

         In the past decade, there has been increasing regulatory and political pressure to phase out the use of certain ozone depleting substances, including halons, chlorofluorocarbons (“CFCs”), and hydrochlorofluorocarbons (“HCFCs”), some of which are utilized in air conditioning and refrigeration equipment. Like most of its competitors, the Company’s products utilize HCFCs as refrigerants. Federal and international law currently caps production of HCFCs at 1996 levels and contemplates a complete phase-out of HCFC production by 2030. The Company does not believe the current phase out schedule for HCFCs will have any adverse effect on its financial position or results of operations. The Company believes that there will likely be continued pressure by the international environmental community for the United States and other countries to accelerate the HCFC phase out schedule. However, the Company’s products are being designed to utilize the next generation of refrigerants without substantial modification, and the Company believes it is well positioned to react to any changes in the regulatory landscape for HCFCs.

Employees

         The Company currently employs 11 full-time and three part-time people. It is anticipated that additional personnel will be required if the Company expands its operations.

Corporate History

         Global Energy & Environmental Research, Inc. (“GEER”), a Florida corporation and the original operator of our business, was organized in December 1998. Mr. Wiles, Mr. Cornett, Mr. Hebert, and Dr. Stubbs were founders of GEER. In October 1999, an individual not related to GEER formed 1stopsale.com Holdings, Inc., a Delaware corporation, which conducted an initial public offering in 2000. Although 1stopsale.com originally was intended to operate an Internet-oriented retail business, it never began that operation.

         In October 2001, GEER and 1stopsale.com entered into a Securities Exchange Agreement. Pursuant to that agreement, (1) shares of 1stopsale.com Holdings, Inc. were issued in exchange for all outstanding shares of GEER, making GEER a wholly owned subsidiary of 1stopsale.com Holdings, Inc., (2) 1stopsale.com Holdings, Inc. assumed the business operations of GEER, keeping GEER as a subsidiary, and (3) 1stopsale.com Holdings, Inc. changed its name to “Global Energy Group, Inc.”, its current name, thereby becoming the Company. This transaction (the “2001 Restructuring”) resulted in the previous owners of GEER giving up their ownership of GEER, which then became a subsidiary of 1stopsale.com Holdings, Inc. In exchange, those individuals gained control of 1stopsale.com Holdings, Inc., which then became the Company.

         From a corporate law standpoint, 1stopsale.com Holdings, Inc. (now known as Global Energy Group, Inc.) acquired all the outstanding Common Stock of GEER. However, from an accounting perspective, the 2001 Restructuring is treated as a “reverse merger,” or as if GEER acquired 1stopsale.com Holdings, Inc. Also as part of the 2001 Restructuring, the Company effectuated a 1-for-20 reverse stock split which changed the par value of its Common Stock and the number of authorized shares to 50,000,000 shares of $.001 par value per share Common Stock. In the 2001 Restructuring, 9,375,000 shares of Common Stock were issued to the former GEER stockholders in exchange for their GEER common stock. Although GEER is now a subsidiary of the Company, prior to October 2001 there was no affiliation between GEER and the Company.

         The Company’s principal office is at 2346 Success Drive, Odessa, Florida 33556 and its telephone number is 727.372.3939.

Item 2. Description of Property.

         The Company occupies and leases approximately 20,540 square feet of office/manufacturing space in Odessa, Florida, which is in good condition and is adequate for the Company’s needs at this time.

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

Item 4. Submission of Matters to a Vote of Security Holders.

In September and October, 2001, one shareholder owning approximately 95% of the Company’s then outstanding Common Stock approved, by written consent without a meeting:

•	the 2001 Restructuring;

•	the election of new directors in connection with the 2001 Restructuring;

•	changing the name of the Company to “Global Energy Group, Inc.”;

•	a one-for-twenty reverse stock split in the Company’s Common Stock (the “Reverse Split”);

•	a decrease in the par value of the Company’s Common Stock, which had increased as a result of the Reverse Split, from $.02 to $.001;

•	an increase in the number of shares of Common Stock the Company is authorized to issue from 5,000,000 to 50,000,000;

•	an increase in the number of shares of Preferred Stock the Company is authorized to issue from 500,000 to 10,000,000; and

•	the adoption of the Company’s 2001 Equity Incentive Plan.

         At the time the written consents were adopted, there were 603,938.75 shares of Common Stock outstanding, 575,000 of which were then owned by the shareholder who adopted the written consents (adjusted, in each case, to reflect the Reverse Split). No other votes were cast with respect to the matters approved. An Information Statement regarding the foregoing, pursuant to Section 14(c) and 14(f) of the Securities and Exchange Act of 1934, was submitted on or about October 2, 2001 to the holders of record at the close of business on September 19, 2001 of the Company’s Common Stock.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)(i) Market for Common Equity

         We are authorized to issue 50,000,000 shares of Common Stock, of which 13,183,639 shares were issued and outstanding as of October 20, 2002. Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the board of directors from assets legally available for that purpose and are entitled at all meetings of shareholders to one vote for each share held by them. However, we have never paid dividends on our Common Stock and we do not anticipate paying dividends in the foreseeable future. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business. The shares of Common Stock are not redeemable and do not have any preemptive or conversion rights. All of the outstanding shares of Common Stock are fully paid and non-assessable. In the event of a voluntary or involuntary winding up or dissolution, liquidation, or partial liquidation of Global Energy, holders of Common Stock shall participate, pro rata, in any distribution of our assets remaining after payment of liabilities.

         Our Common Stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol “GENG.” Our Common Stock was first publicly traded on July 2, 2001. From that date until October 12, 2001 our Common Stock traded under the symbol “OSSI.” The shares historically have not been eligible for listing on any securities exchange or under the Nasdaq system.

         The following table sets forth the range of high and low bid information for the periods indicated, based on information obtained from the OTCBB Historical Data Service:

Quarter Ended	High	Low

September 30, 2001	$5.00	$1.60

December 31, 2001	$5.75	$0.60

March 31, 2002	$5.00	$1.97

June 30, 2002	$4.95	$2.00

September 30, 2002	$2.30	$2.00

         These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of October 20, 2002, 13,183,639 shares of Common Stock were issued and outstanding, of which 1,063,940 were unrestricted and freely tradable. On that date there were 76 shareholders of record as reported to us by our transfer agent.

         We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business.

         We are authorized to issue up to 10,000,000 shares of Preferred Stock, $.001 par value, with such designation, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control in Global Energy. Global has no present intention to issue any shares of its preferred stock.

(a)(ii) Recent Sales of Unregistered Securities

         On September 28, 2001 we issued a 6% Convertible Debenture to a private investor in the principal amount of $500,000. The Debenture had an original maturity date of November 30, 2001, which was mutually extended to February 28, 2002. The Debenture was convertible into shares of the Company’s Common Stock at the rate of $1.00 per share. On February 7, 2002, this debenture plus accrued interest was converted into 510,849 shares of Common Stock of Global.

         On October 12, 2001 we issued an aggregate of 9,375,000 shares to individuals in connection with the acquisition of Global Energy & Environmental Research Inc. (“GEER”), as described above, solely in exchange for issued and outstanding shares of GEER.

         On November 16, 2001 we sold an aggregate of 1,966,061 shares of our Common Stock to ten private investors for $500,000, or about $.4295 per share.

         All of these transactions were completed without general solicitation and involved only a limited number of offerees, most of whom were persons with whom the Company and/or its controlling persons had prior business and/or personal relationships, and all of whom the Company believes to have been accredited investors at the times of the transactions. At all relevant times the Company was a reporting company under the Securities Exchange Act of 1934 and there was readily available adequate current public information with respect to the Company. Moreover all such transactions were completed without the involvement of any underwriter, placement agent or similar person, and without the payment of any commission or other compensation. The Company believes that (1) the issuance of the Convertible Debenture on September 28, 2001 was exempt from registration under Section 4(2) of the Securities Act of 1933 and may also have qualified for exemption from registration under Rule 505 of Regulation D, adopted pursuant to the authority of the Securities Exchange Commission under Section 3(b) of the Securities Act of 1933, (2) the issuance of the Company’s Common Stock on February 7, 2002 pursuant to the conversion of the Convertible Debenture was exempt from registration under Section 4(2) of the Securities Act of 1933 and may also have qualified for exemption from registration under Section 3(a)(9) of the Securities Act of 1933 and under Rule

505 of Regulation D adopted pursuant to Section 3(b) of the Securities Act of 1933, (3) the issuance of the Company’s Common Stock on October 12, 2001 in connection with the acquisition of GEER was exempt from registration under Section 4(2) of the Securities Act of 1933, and (4) the issuance of the Company’s Common Stock on November 16, 2001 to the ten private investors was exempt from registration under Section 4(2) of the Securities Act of 1933 and may also have qualified for exemption from registration under Rule 505 of Regulation D adopted pursuant to Section 3(b) of the Securities Act of 1933.

(b) Use of Proceeds From Initial Public Offering

         Pursuant to a Registration Statement on Form SB-2 filed December 27, 1999, as subsequently amended, the Company conducted an initial public offering of up to 250,000 shares of Common Stock at an offering price of $4.00 per share (after giving effect to the Company’s subsequent reverse stock split). The offering was conducted on a best efforts basis without the participation of any underwriter or placement agent, and was terminated on or about May 16, 2001 after the sale of 28,939 shares in the offering, 28,814 shares of which were sold for services rendered and 125 for cash (again, after giving effect to the Company’s subsequent reverse stock split). The net cash proceeds of the offering to the Company were approximately $500. The Company utilized the proceeds of the offering for general corporate purposes.

(c) Securities Authorized for Issuance under Equity Compensation Plans.

         Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 11 of this report, which information is incorporated by reference into this Item 5.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

         The financial information set forth in the following discussion should be read in conjunction with the Financial Statements included in this report.

Critical Accounting Policies and Estimates

         Global’s significant accounting policies are more fully described in Note A to the financial statements. However, certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, Global’s management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

• Revenue Recognition. Global Energy recognizes revenue principally from sales of equipment and to a lesser degree, from contracts involving the combined sale and installation of equipment. For equipment sales, the Company records revenue on the accrual basis of accounting when title to the product is transferred pursuant to shipping terms. The accrual basis of accounting provides for matching of revenues with expenses. For contracts involving the combined sale and installation of products, revenue is recognized on the percentage-of-completion method. Contract revenues are accrued based generally on the percentage that costs incurred to date bear to total estimated costs for each contract. This method is used because management considers costs expended to be the best available measure of progress on these contracts. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed.

• Warranty reserve. A liability for the estimated cost of product warranty is established by a charge against operations at the time that products are sold. Effective January 1, 2002, management is recording a warranty reserve of 1% of sales. This percentage is based on an analysis of the historical warranty cost experience of other HVAC manufacturers that use the same or similar components in their products, and it is supported by the limited experience of the Company to date. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

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

Income Statement — Results Of Operations

2001 compared to 2000

         Revenues decreased $365,957 as a result of the completion of several projects with three customers during 2000 that were not repeated during 2001. Contracts with one customer provided over $300,000 in revenues in 2000 for two major projects, and in 2001 this customer provided no new revenues. For virtually all of our revenues during 2000 and 2001, we sold our equipment to a contractor, who then resold it and installed it on the ultimate customer’s premises. The lack of significant new projects resulted from a shift in management’s focus during 2001. During 2001, the Company concentrated on the final development of three of its patented products, the infrastructure to support the sales generated from these products, the preparation of patent applications and the initial product development of several new technologies, and on completing the 2001 Restructuring. Cost of sales decreased by $332,615 from 2000 due to the lower volume of revenues. The gross profit in 2001 was $23,780, compared to a gross profit of $57,122 in 2000. This decrease was due to the lower volume of revenues.

         Operating expenses increased by $761,731, mainly due to an increase in consulting fees of approximately $650,000. The consulting services provided during 2001 were management, financial advisory, operations/labor, marketing and research and development. Legal and accounting fees increased by about $75,000 as a result of the 2001 Restructuring. Spending on sales and marketing increased by a total of $40,064 over the amount incurred during 2000. Global spent $72,963 and $49,568 on research and development during the years ended December 31, 2001 and 2000, respectively. Other general and administrative expenses had nominal increases from 2000 to 2001.

         Net interest expense increased by approximately $14,000 due to greater levels of debt outstanding, and a decrease in offsetting interest income. The issuance of the convertible debenture in September 2001 was the primary cause for the increase in debt levels.

         Net loss for the year increased from a loss of ($491,377) in 2000 to a loss of ($1,299,651) in 2001.

Commitments

         In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at June 30, 2002 is $616,304, which consisted of the unpaid funded liability of $205,435 and related royalty expense of $410,869. The estimated future maturities of this payable are shown in the table below.

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

         The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of June 30, 2002.

		Payments due by Period

		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years

Royalties payable	616,304	587	193,822	421,895	0

Notes payable	585,000	585,000	0	0	0

Operating leases	435,047	98,658	211,754	124,635	0

Other contractual obligations	90,000	90,000	0	0	0

Total contractual cash obligations	1,726,351	774,245	405,576	546,530	0

Liquidity And Capital Resources

2001

         The Company incurred a net loss for 2001 for the reasons described above. Of this loss, over $630,000 represented the expensing of the value of certain shares of common stock, stock options and warrants, that were issued in consideration for services and other expenses attributable to the difference between the exercise prices established for newly issued stock options and warrants and the trading value of the stock. Such expenses did not represent a use of cash. Increases in cost and estimated earnings in excess of billings, inventory and prepaid items, and decreases in accounts payable, brought the net cash loss from operations to $864,959.

         Net cash invested during 2001 included technical and office equipment purchases of approximately $60,903 and investments in patents of $51,466.

         Net cash from financing during 2001 included the issuance of a $500,000 convertible debenture on September 28, 2001 and Common Stock issues for cash totaling $750,000. The debenture and its accrued interest ($10,849) were converted into 510,849 shares of Common Stock subsequent to year-end.

2002 and prospectively

         Global Energy does not expect any significant purchases or sales of furniture or equipment, and does not plan to materially change the number of its employees, until it is able to raise the capital required to further expand its operations. The Company has no bank lines of credit.

         On March 30, 2002 the Company and one of its principal stockholders, Mr. Robert Smith, entered into an Investment Agreement. This agreement called for Mr. Smith to lend up to $761,000 to Global on preset dates through July of 2002. Pursuant to that Investment Agreement, the Company borrowed $590,000 from Mr. Smith and issued to Mr. Smith, as additional consideration for lending such amounts to the Company, warrants to purchase up to 393,333 shares of our Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan. The Company issued its promissory notes with respect to the borrowed amounts, each bearing interest at 8% per annum, due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing and secured by a pledge of substantially all of the assets of the Company.

         During June, July and August, 2002, Mr. Richardson lent the Company $85,000 and Mr. Toomey lent the Company $85,000 pursuant to an Investment Agreement. The Company issued its promissory notes with respect to the borrowed amounts, each bearing interest at 4-3/4% per annum and due on demand.

         On August 21, 2002 Quest Capital Alliance, L.L.C. (“Quest Capital”), a third party not affiliated with the Company or any director or officer of the Company lent the Company $120,000 pursuant to an Investment Agreement. The Company issued a promissory note bearing interest at 8% per annum, due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing and secured by a pledge of substantially all of the assets of the Company of equal priority with the security interest in favor of Mr. Smith. The Company also issued to Quest Capital warrants to purchase up to 80,000 shares of its Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan.

         During September 2002, as an inducement to Quest Capital to provide financing to the Company, the Company requested and received the commitment of Mr. Toomey and Mr. Richardson to provide additional financing on an equal priority with the financing from Mr. Smith and from Quest Capital. The commitment was reflected in an Investment Agreement. As an inducement to Mr. Toomey and Mr. Richardson to make such commitment, the Company issued warrants to Mr. Richardson to purchase 56,667 shares of Common Stock, and to Mr. Toomey to purchase 56,667 shares of Common Stock, at an exercise price of $1.50 per share, exercisable for three years from the dates of the loans. The terms of the Company’s previously issued promissory notes payable to Messrs. Richardson and Toomey also were amended to provide that (1) the notes would be due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing, and not on demand, (2) the notes would bear interest at 8% per annum, and (3) the notes would be secured by a pledge of substantially all of the assets of the Company of equal priority with the security interests in favor of Mr. Smith and Quest Capital. In connection with such transactions, Mr. Richardson lent the Company an additional $45,000 in September 2002 under a promissory note bearing interest at 8% per annum, due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing and secured by an equal priority pledge of substantially all of the assets of the Company. As additional consideration for lending such amount to the Company, the Company issued to Mr. Richardson a warrant to purchase up to 30,000 shares of our Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan.

         On October 2, 2002, the Company, Quest, Mr. Smith, and Messrs. Richardson and Toomey entered into an Investment Agreement that superseded and replaced (including as to any remaining unfunded commitments) the financing arrangements reflected in the above described Investment Agreements with Quest, Mr. Smith, and Messrs. Richardson and Toomey. Pursuant to the new Investment Agreement, Quest agreed to lend the Company $200,000, in addition to its prior 2002 loans of $120,000 (which remain outstanding), Mr. Richardson agreed to lend the Company $74,004, in addition to his prior 2002 loans of $130,000 (which remain outstanding), Mr. Toomey agreed to lend the Company $56,003, in addition to his prior 2002 loans of $85,000 (which remain outstanding), and Mr. Smith agreed to lend the Company $270,000, in addition to his prior 2002 loans of $590,000 (which remain outstanding). The new Investment Agreement provides that, with respect to each new loan, the Company will issue its promissory note bearing interest at 8% per annum, due April 1, 2003 or, if earlier, the date the Company has raised at least $2,700,000 in cash proceeds from equity financing and secured by an equal priority pledge of substantially all of the assets of the Company. The maturity dates of all then outstanding loans from these persons to the Company were also simultaneously amended to match these revised maturity date terms. With respect to each loan, the Company is required to issue to the respective lender a warrant to purchase a specified number of shares at an exercise price of $1.00 per share, exercisable for three years from the date of the loan. Pursuant to this agreement, as of October 16, 2002, Quest has lent the Company $200,000 and has received warrants to purchase 1,600,000 shares, Mr. Richardson has lent the Company $46,144 and has received warrants to purchase 324,572 shares, and Mr. Toomey has lent the Company $33,858 and has received warrants to purchase 235,429 shares, in each case on the terms called for by the new Investment Agreement. We expect to borrow the remaining amounts committed to be lent under the new Investment Agreement by the end of 2002. The table below summarizes certain data about these loans:

			Pursuant to the Investment Agreement of October 2, 2002

	Outstanding		New loans made		Projected additional loans
	As of 9/30/02		Through 10/16/02		From 10/17 to 12/31/02

	Loans	Warrants(#)	Loans	Warrants(#)	Loans	Warrants(#)

Robert Smith	$590,000	393,333	$0	—	$270,000	1,080,000

Quest Capital	120,000	80,000	200,000	1,600,000	—	—

Joseph Richardson	130,000	86,667	46,144	324,572	27,860	267,432

Peter Toomey	85,000	56,667	33,858	235,429	22,145	212,574

Totals	$925,000	616,667	$280,002	2,160,001	$320,005	1,560,006

Loans	All loans at 8%, with interest payable at maturity. Matures on April 1, 2003, or earlier upon certain events.	All loans at 8%, with interest payable at maturity. Matures on April 1, 2003, or earlier upon certain events.	All loans will be at 8%, with interest payable at maturity. Will mature on April 1, 2003, or earlier upon certain events.

Warrants	Warrants are exercisable at an exercise price of $1.50 per share.	Warrants are exercisable at an exercise price of $1.00 per share.	Warrants will be exercisable at an exercise price of $1.00 per share.

         The liquidity needs of the Company in 2002 and 2003 are expected to continue to arise mostly from the company’s operating activities and in part from capital expenditures for patents and for some additional furniture and equipment. As of October 18, 2002, Global had approximately $120,000 in cash with which to satisfy its future liquidity requirements. At its current planned level of operations, the Company would require a minimum of approximately $1.5 million through the end of 2003 to fund these liquidity needs. In addition to the funds from the Investment Agreement, the Company plans to satisfy its liquidity requirements for the balance of 2002 and for 2003 through additional equity and debt financing. As of the date of this report, Global has begun exploring opportunities for securing up to $4.0 million of additional equity or debt financing. The actual amount of additional financing that will be needed will depend in part upon the amount of cash needed for operations, which will be impacted by gross cash generated from product sales. Product sales for 2002 have been under the Company’s expectations. Although the Company is hopeful that product sales will improve significantly in 2003, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and/or operating expenses will be within targeted levels. The expected liquidity needs are based in part upon a targeted increase in gross profit margin percentage to 29%, compared to the Company’s historical gross profit margins of 12% in 2000, 22% in 2001 and 21% through the third quarter of 2002. The gross profit margin percentage is expected to increase beyond historical levels as the number of sales and the total revenues increase, allowing the Company to take advantage of selected economies of scale in the purchasing of components and in production costs. To the extent that Global is unable to obtain further debt or equity financing or to the extent that sales are slower to develop than management is now expecting and the combined debt and equity financing is insufficient to cover the shortfall, Global would not be able to continue operations as currently conducted.

Risks And Uncertainties

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

         From inception through June 30, 2002, our revenues have been sporadic and we have an accumulated deficit of ($4,622,435). Many of our products are in the early stages of commercialization, while others are still under development. The products scheduled for manufacturing and distribution will require significant production, sales and marketing expenditures that, together with projected general and administrative expenses along with continuing expenses to develop and patent additional technologies, will cause anticipated additional operating losses for the near future. We cannot predict when we will become profitable. If we cannot achieve profitability, investors in our Common Stock will likely lose their entire investment.

If we are unable to protect our intellectual property, we may be unable to compete.

         Our products rely on our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. Patent and trade secret laws and other restrictions on disclosure and use of our intellectual property rights may not prevent unauthorized parties from copying or otherwise obtaining and using our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where applicable laws may not protect our proprietary rights as fully as in the United States. In addition, the measures we undertake may not be sufficient to adequately protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of our products.

Our patent rights are subject to royalty fees and to the risk of loss.

         Our products incorporate the proprietary technology covered by the Company’s patents, which were assigned and/or licensed to the Company by the inventors of the underlying technology. Information regarding those arrangements is set forth under “Our Business – Technology.” The Company will be required to make royalty payments to the inventors with respect to sales of products incorporating the patented technology, and also to actively commercialize the technology. If the Company fails to pay the required royalties or fails to use reasonable efforts to generate income on products covered by a patent, the inventors have the right to terminate the related agreement. Minimum royalties under the Company’s patent agreements as in effect on the date of this report would amount to $10,000 in 2002, increasing each year until reaching $610,000 in 2009 and following years. The company also has a note payable to TRDA under which the company repays TRDA based on the level of sales of certain products, and TRDA has a priority claim to proceeds from the sale of certain of the company’s products. Loss of the rights to use these patents would render the Company unable to manufacture, market and sell some or all of its products and thereby seriously jeopardize the Company’s ability to survive.

Our efforts to protect our intellectual property may involve us in costly and lengthy litigation than could seriously harm our business.

         In recent years, there has been significant litigation in the United States involving patents, trademarks and other intellectual property rights. Although we have not been involved in intellectual property litigation, we may become involved in litigation in the future to protect our intellectual property or defend allegations of infringement asserted by others. Legal proceedings could subject us to significant liability for damages or invalidate our intellectual property rights. Any litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention. Any potential intellectual property litigation also could force us to take specific actions, including:

•	cease selling our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use infringing intellectual property or cease to use an infringing patent.

         Any of these actions would likely preclude us from selling our most valuable products, and therefore might force us to cease operations.

We have no experience in manufacturing our products in commercial quantities and our current manufacturing facilities have limited capacity.

         We have manufactured our products in limited quantities only. To be financially successful, however, we (or third parties on our behalf) will have to manufacture our products in commercial quantities at acceptable costs while also maintaining the quality control we have achieved in manufacturing these products in limited quantities. This presents a number of challenges for the Company and we cannot be sure that we will be successful in developing manufacturing processes or in locating third party manufacturers that permit us to accomplish these tasks. Although our facilities are adequate to manufacture limited quantities of all our products, we do not have the capacity to manufacture certain of our products in commercial quantities. For the manufacture of those products, we plan to contract with third party manufacturers if suitable terms can be arranged. If we are unable to obtain such arrangements, we may be forced to manufacture our products with our own limited resources. If we are unable to manufacture or obtain quality products in commercial quantities at acceptable costs, then we may not be able to maintain product inventories at levels necessary to generate and support product sales and we may not be able to generate sufficient revenue to survive.

We have limited experience in marketing and selling our products and our marketing strategy is untested.

         Our initial strategy is to market a complete line of equipment for the commercial unitary air conditioning market. As our products become ready for commercial distribution, we will have to develop a marketing and sales organization, or utilize existing distribution channels in the HVAC industry. Our initial sales strategy will be to rely heavily on selling our products through existing distributors and/or HVAC contractors. Over time we plan to supplement the sales activities of distributors and contractors with a limited number of Company personnel dedicated to making direct sales of our products, primarily to national accounts customers and governmental agencies. We also intend to evaluate using manufacturer representatives to make direct sales to customers. Our planned marketing strategy is untested and we do not know whether it will be successful. If we are unable to market and sell our products in commercial quantities we may not be able to generate sufficient revenue to survive.

We may be unable to sell our products at the prices we establish.

         While actual pricing will vary based on market conditions and other factors, we anticipate that our products generally will be priced higher than competitors’ products. We will be unable to sell our products at higher prices than our competitors unless our customers consider our higher prices to be more than offset by increased operational efficiency and lower operating expenses of its equipment when compared to the products available from other manufacturers. Customers may be unwilling to pay the established prices for our products if our equipment does not achieve such operational efficiencies or lower operating expenses, if we do not effectively communicate such factors to customers, or for other reasons. If we are unable to market and sell our products in commercial quantities we may not be able to generate sufficient revenue to survive.

We may not be successful in establishing relationships with federal and state agencies, which are among our target customers.

         We hope to sell some of our products to the Federal government and to various state and local governments, as this group of customers has demonstrated its willingness to pay more upfront for products that will save energy. These government entities’ priorities may change, their funding may be insufficient to allow them to purchase our products, they may defer their plans to purchase products, or they may discontinue buying appliances that reduce their energy consumption.

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

Certain legal risks and uncertainties relating to our products could subject us to claims for damages.

         In the course of our business, we are exposed to legal risks and uncertainties, including the possibility of product liability or warranty claims by our customers or others. Any such claim could be time-consuming and costly, could exceed the amounts covered by our insurance or involve a matter not covered by insurance, and could harm our business and financial condition.

Our substantial leverage, the pledge of our assets to secure the debt and the restrictions imposed by our existing debt instruments will limit our ability to finance future operations or capital needs, may place us at a competitive disadvantage in our industry and may otherwise have a material adverse effect on the Company.

         We are leveraged with a substantial amount of short term indebtedness and thus have significant short term debt service obligations. Most of our debt outstanding as of October 16, 2002 is secured by a pledge of substantially all of our assets and matures in April 2003. Our existing debt instruments and the terms of any future debt may impose operating and other restrictions on us. Thus, our significant debt and debt service requirements could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business. If we are unable to generate funding to pay our debt service or if we were to violate any of the operating or other restrictions imposed by our debt instruments, a default may occur. If such a default occurs, the lenders who have a security interest in our assets may elect to declare their obligations due and payable and, ultimately, to proceed against the collateral granted to them to secure the debt. Because the collateral comprises substantially all of our assets, any successful effort to realize on such collateral would have a material adverse effect on the Company, its ability to conduct its business and the ability of the Company’s stockholders to realize anything on their investment.

Our common stock may experience extreme market price and volume fluctuations.

         The market price of our common stock has little trading history, and has historically experienced significant volatility and may continue to experience such volatility in the future. We have few publicly traded shares and a limited number of stockholders, and our stock is currently thinly-traded. Factors such as technological achievements by us and our competitors, the establishment or development of strategic relationships with other companies, our introduction of commercial products, and our financial performance may have a significant effect on the market price of our common stock. In addition, the stock market in general, and the stock of technology companies in particular, have in recent years experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against a company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, a damages award against us and the diversion of our management’s attention.

We may be unable to raise additional capital to complete our product development and commercialization plans.

         Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the continuing development of our manufacturing plans. Our current expectations are that we will need to seek additional capital through public or private sales of our securities in order to fund our activities on a long-term basis. We do not know whether we will be able to secure such additional funding on terms acceptable to us. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. Our current cash resources, together with revenues from operations and the proceeds, if any, we may receive from any future financing transactions may not be sufficient to enable us to reach our cash break-even point. If we are not able to secure additional funds, investors in our Common

Stock will likely lose their entire investment. If we are successful in raising additional capital, investors and shareholders could face substantial dilution of their investments

We need to raise additional capital which, if not obtained, could require us to cease operations.

         As of December 31, 2001 we had approximately $330,000 in cash, and as of June 30, 2002 we had approximately $17,000 in cash. The decrease reflects our net loss and negative cash flow from operations in the first six months of 2002, offset by borrowing $515,000 from a private investor pursuant to an Investment Agreement that provides for additional borrowing of up to $246,000. However, we would need approximately $1.6 million in net cash available to operate for the next twelve months, which will require us to obtain additional financing beyond the Investment Agreement we now have. We may not be able to obtain such additional financing, or, if available, the terms of the financing may not be favorable to us or to our shareholders. An inability to raise additional financing would have a material adverse effect on our business, prospects, operating results and financial condition and could require us to cease operations.

The “penny stock rules” apply to broker-dealer sales of our common stock and could have a negative effect on the liquidity and market price of our common stock.

         Our common stock is listed on the OTC Bulletin Board. It is not quoted on any exchange or on Nasdaq, and no other exemptions currently apply. Therefore, the SEC “penny stock” rules govern the trading in our common stock. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with the following:

•	a risk disclosure document,

•	disclosure of market quotations, if any,

•	disclosure of the compensation of the broker and its salespersons in the transaction, and

•	monthly account statements showing the market values of our securities held in the customer’s accounts.

         The broker must provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, brokers subject to the “penny stock” rules when effecting transactions in our securities may be less willing to do so. This may make it more difficult for investors to dispose of our common stock. In addition, the broker prepares the information provided to the broker’s customer. Because we do not prepare the information, we cannot assure you that such information is accurate, complete or current.

Our common stock is thinly traded, and therefore it may be difficult to sell your securities at a given time, and at any price, which could result in a loss on your investment.

         As of the date of this report, there are few trades in the public market for our Common Stock. There is no market maker for of our securities and there may not be a market maker for our securities in the future. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

We do not anticipate paying dividends on our common stock.

         We have never paid dividends on our common stock and we do not anticipate paying dividends in the foreseeable future. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business.

Four of our stockholders have substantial control over our company and could delay or prevent a change in corporate control.

         A small group of our principal stockholders own, in the aggregate, approximately 65% of our outstanding common stock. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of our company on terms which other stockholders may desire.

Item 7. Financial Statements.

Reference is made to the financial statements included in this report immediately following the signature page of this report, which financial statements are incorporated by reference into this Item 7.

Item 8. Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act.

(a)  Directors and Executive Officers

Directors and Officers

The table below identifies the directors and executive officers of the Company.

Name	Age	Position(s) and Office(s)
Joseph H. Richardson	53	Chairman, President, Chief Executive Officer, Director

Peter E. Toomey	44	Executive Vice President – CFO, Director

Todd Van Hyfte	36	Executive Vice President – Marketing and New Product Development

Thomas H. Hebert	61	Vice President – Research and Development

Guy Frankenfield	43	Vice President – Sales

Keith Glaze	40	Vice President – Operations

Richard E. Wiles	58	Director

Peter S. Fox-Penner	47	Director

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

         Todd Van Hyfte. Mr. Van Hyfte was elected and appointed as Executive Vice President and Director on October 12, 2001. He resigned from the Board on March 30, 2002. From June 1998 to September 2001, Mr. Van Hyfte served as Manager of Product Strategies of Lennox International, a subsidiary of Lennox Industries. From April 1997 to June 1998, he served as Product Manager of Alco Controls Division of Emerson Electric Company. From May 1992 to April 1997, Mr. Van Hyfte served as Senior Marketing Engineer (International Group) for The Trane Company, a subsidiary of American Standard. Mr. Van Hyfte earned a BS degree in Electrical Engineering Technology from Southern Illinois University, and an MBA from University of Dallas.

         Thomas H. Hebert. Mr. Hebert has served as Vice President – Research and Development since October 12, 2001 and served its predecessor GEER in this capacity since February 1998. With over 32 years in the construction, HVACR and refrigeration industries, Mr. Hebert has invented and been the principal design engineer for numerous technologies, including several patented products. From June 1995 to September 1997, he served as Vice President of Engineering with Energy Technologies, Inc. Mr. Hebert has focused on product development, applications and manufacturing/production development, and has spent over twenty years in the development and research of his proprietary inventions. Mr. Hebert earned a BS in Physics and an M.SCI in Physical Chemistry from the University of South Florida, and is a Masters Candidate in Engineering.

         Richard E. Wiles. Mr. Wiles served as President and Chief Executive Officer from October 12, 2001 until March 30, 2002. Mr. Wiles was elected Chairman of GEER in June 2001. Mr. Wiles served GEER in these capacities and as a Director from its inception in February 1998. Prior to his association with GEER, Mr. Wiles served from May 1975 to June 1995 as President of Richard E. Wiles Corp., a company specializing in land development. From June 1995 to January 1998, Mr. Wiles served as President of Sun South Corp. Mr. Wiles earned a BA degree in Business Administration from Coe College, Cedar Rapids, Iowa.

         Peter S. Fox-Penner. Dr. Fox-Penner was elected as a Director on June 26, 2002 to fill the vacancy created by the expansion of the company’s board from three to four directors. Sine 1996, Dr. Fox-Penner has been a Principal and Director of The Brattle Group, a Washington, D.C. based economic consulting firm. Dr. Fox-Penner was elected Chairman of the Brattle Group in 2002 and continues to serve in that capacity. Prior to joining the Brattle Group, Dr. Fox-Penner served as the Principal Deputy Assistant Secretary for Energy Efficiency and Renewable Energy of the Department of Energy, where he held COO responsibilities for the unit of the DOE with a budget of approximately $1 billion. Dr. Fox-Penner received his B.S. in Electrical Engineering and his M.S. in Mechanical Engineering from the University of Illinois and his Ph.D. in Economics from the Graduate School of Business, University of Chicago.

         Guy Frankenfield. Mr. Frankenfield was appointed Vice President – Sales on July 22, 2002. From July 1994 through July 2002, Mr. Frankenfield served in a variety of lead technical sales positions for Honeywell in their Performance Contracting and Energy Conservation divisions, working primarily in the southeast United States. From December 1983 through July 1994, Mr. Frankenfield served as a lead facilities design engineer for IBM in Endicott, NY earning several awards for energy conservation. From July 1980 through December 1983, Mr. Frankenfield worked as a manufacturing engineer for the Trane Company in Dunmore, PA. Mr. Frankenfield earned a B.S. degree in Mechanical Engineering from Lehigh University, and has a professional engineering license in both New York and Florida.

         Keith Glaze. Mr. Glaze was appointed Vice President – Operations on October 12, 2001. From 1998 to October 2001, Mr. Glaze served its predecessor company, GEER, in this same capacity and in others. From 1997 to 1998, Mr. Glaze was an Executive Business Analyst with George S. May International, a consulting firm specializing in quality programs and process improvement. From 1989 to 1997, Mr. Glaze worked for York International in a variety of positions. From 1994 on, he was the Regional Sales Manager with responsibility for inventory control and distribution for the Jacksonville, Florida region. Mr. Glaze has a B.S. degree in business administration from Trinity College.

(b)  Section 16(a) Beneficial Ownership Reporting Compliance

         Mr. Richard Wiles and Mr. Eugene Cornett each did not timely file two Forms 4 required to be filed by them in connection with two transactions each, and Mr. Thomas Hebert and Dr. Neal Stubbs each did not timely file one

Form 4 required to be filed by them in connection with one transaction each, completed during the Company’s fiscal year ended December 31, 2001.

Item 10. Executive Compensation.

Summary

         The following table sets forth information concerning the compensation paid or accrued by Global during the three fiscal years ended December 31, 2001 to its chief executive officer. No other executive officer received annual compensation in excess of $100,000 in any such fiscal year.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal	Fiscal			Other Annual		Restricted	LTIP	All Other
Position	Year	Salary	Bonus	Compensation	Options/SARS	Stock Awards	Payouts	Compensation

Richard E. Wiles,	2001	$86,400	$0	$101,500 (1)	0	0	$0	$0

Former President	2000	$31,600	$0	$0	0	0	$0	$0

and CEO	1999	$24,600	$0	$0	0	0	$0	$0

(1)  Reflects a grant of 250,000 shares on November 26, 2001. Such shares fully vested three months after the date of grant, on February 26, 2002. As of December 31, 2001, Mr. Wiles held all such shares of restricted stock. The valuation of the stock shown is based upon the market value of stock trading on the date of the grant, adjusted downward for, among other things, the inability to sell such a block of stock in light of the thin trading activity in Global’s stock. If valued solely on the basis of the closing market price of the Company’s Common Stock on the date of grant, such shares would be valued at $1,125,000. Restricted shares are entitled to receive dividends, if any, declared with respect to the Common Stock.

Option/SAR Grants; LTIP Awards

         As of the end of its most recent fiscal year, the Company had not at any time granted any stock options or SARs, nor had the Company adopted or made any awards under any long term incentive plan.

Compensation of Directors

         The Company pays its non-employee directors an annual retainer of $10,000, currently payable in cash. The Company also pays non-employee directors a meeting fee of $1,000 per meeting, payable in cash, and reimburses its directors for any expenses associated with attending the meetings. At this time, the Company has not determined to pay any additional amounts for committee participation or special assignments. The Company’s policy provides that employee directors receive no compensation for their services on the Board of Directors.

Executive Employment and Change-in-Control Arrangements

         On March 30, 2002, the Company entered into employment agreements with Mr. Richardson and Mr. Toomey. Under these agreements, each individual is employed for a period of three years, with automatic annual renewals. Key provisions of the agreements include:

         •     Mr. Richardson’s base salary will be $125,000, $150,000 and $175,000 for the first, second and third years, respectively;

         •     Mr. Toomey’s base salary will be $100,000, $125,000 and $150,000 for the first, second and third years, respectively;

         •     The agreements may be terminated by the Company, either with good cause (as defined in the agreements) or without good cause (as defined in the agreements). Terminations without good cause would require payment of accrued compensation and benefits plus a lump-sum severance payment amounting to compensation that otherwise would be earned through the end of the then current term;

         •     Generally, a change in the positions, roles or responsibilities of Mr. Richardson or Mr. Toomey in a manner adverse to the employee would be deemed a termination without cause under the employment agreements;

         •     Termination of employment within three years of a change in control of the Company would require payment of accrued compensation and benefits plus a lump-sum severance payment amounting to three years’ base salary plus bonus compensation;

         •     Both employees are subject to certain non-competition and non-solicitation provisions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information regarding the beneficial ownership of our Common Stock as of November 8, 2002 by:

         •     each person, or group of affiliated persons, who is known by us to

         •     beneficially own more than 5% of our Common Stock;

         •     each of our directors;

         •     each of our named executive officers; and

         •     all of our directors and executive officers as a group.

         The column entitled “Percentage of Ownership” is based on there being 13,183,639 shares of Common Stock outstanding as of November 8, 2002. All shares of Common Stock subject to any option or warrant currently exercisable (or exercisable within 60 days of October 20, 2002) are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such option or warrant, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each shareholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated in the table, a mailing address of each individual listed in the table is c/o Global Energy Group, Inc., 2346 Success Drive, Odessa, Florida 33556.

	Number of Shares of
Name and Address	Common Stock	Percentage of
of Beneficial Owner	Beneficially Owned	Ownership

Joseph H. Richardson	870,599(1)	6.19%

Peter E. Toomey	548,063(2)	3.99

Todd Van Hyfte	50,000(3)	*

Guy S. Frankenfield	- 0-	*

W. Keith Glaze	65,071(4)	*

Thomas H. Hebert	1,456,205	11.05%

Richard E. Wiles	1,784,798	13.54%

Peter S. Fox-Penner	- 0-	*

Eugene Cornett

27110 Coral Springs Drive

Wesley Chapel, FL 33543	1,786,467	13.55%

Quest Capital Alliance, L.L.C

3140 E. Division St

Springfield, MO 65802	1,850,000 (5)	12.45%

Dr. Neal S. Stubbs

928 Oakfield Drive

Brandon, FL 33551	3,381,373	25.65%

Robert J. Smith

3865 Turtle Hatch Road

Springfield, MO 65809	1,085,333(6)	8.23%

All officers and directors as a group (8 persons)	4,774,736	32.54%

                  *less than 1%

(1)  Includes options to purchase 370,212 shares of Common Stock of the Company, and warrants to purchase 500,387 shares of common stock issued in conjunction with loans made to the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options and warrants either are currently exercisable or will become exercisable within 60 days to the extent of the numbers of shares shown.

(2)  Includes options to purchase 185,106 shares of Common Stock of the Company, and warrants to purchase 362,957 shares of common stock issued in conjunction with loans made to the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options and warrants either are currently exercisable or will become exercisable within 60 days to the extent of the numbers of shares shown.

(3)  Reflects shares covered by stock options. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options will become exercisable within 60 days to the extent of the numbers of shares shown.

(4)  Includes options to purchase 20,000 shares of common stock of the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options will become exercisable within 60 days to the extent of the numbers of shares shown.

(5) Includes warrants to purchase 1,680,000 shares of common stock issued under Investment Agreements, in conjunction with loans made to the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the warrants are currently exercisable to the extent of the numbers of shares shown.

(6)  Includes warrants to purchase 393,333 shares of common stock issued under an Investment Agreement, in conjunction with loans made to the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the warrants are currently exercisable to the extent of the numbers of shares shown.

(7)  On March 30, 2002, Richard E. Wiles, Thomas H. Hebert, Eugene Cornett and Dr. Neal S. Stubbs executed an Irrevocable Proxy and Voting Agreement with Mr. Richardson, Mr. Toomey and Global to support a vote for the following items at the next annual meeting of the shareholders of the Company: (i) for an amendment of the Company’s Certificate of Incorporation and its Bylaws to establish and maintain a staggered Board of Directors, (ii) for the election of Mr. Richardson and Mr. Wiles to the class of Directors whose terms will expire in 2005, and Mr. Toomey to the class whose term will expire in 2004, and (iii) against any action or agreement that would remove either Mr. Richardson or Mr. Toomey as a Director, or would result in a termination of their Employment Agreements. The Proxy and Voting Agreement terminates upon the holding of Global’s annual meeting of shareholders in 2002, at which these matters are to be voted upon. Each party to the Proxy and Voting Agreement disclaims any beneficial ownership of any shares owned by any other party to the agreement, and the table above does not reflect, for any such party, beneficial ownership of the shares of any other such party. If each party to the agreement were deemed to beneficially own the shares owned by each other party, then each such party would thereby be deemed to own approximately 66% of the Company’s outstanding Common Stock.

(b)  Securities Authorized for Issuance under Equity Compensation Plans

         The Global Energy Group, Inc. 2001 Equity Incentive Plan, adopted by our Board of Directors effective as of September 1, 2001 and ratified by our stockholders in October 2001, covers up to 3,000,000 shares of our Common Stock which are issuable upon the exercise of stock options or as outright stock awards. The purpose of the Plan is to enable us to encourage eligible plan participants to contribute to our success by granting such individuals stock options or stock rewards. Options granted under the Plan may qualify as “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986. The Board presently administers the Plan. Subject to the express provisions of the Plan, the Board has the complete discretion and power to determine from among eligible persons those to whom options or stock awards may be granted, the option price, the number of shares of Common Stock to be granted and the recipients. Securities may be granted under the Plan from time to time until September 1, 2011, or such earlier date as may be determined by the Board. On November 1, 2001, we issued 55,000 shares under the Plan to a consultant of the Company as consideration for services rendered. On November 26, 2001 Global issued 550,000 shares under the plan, including 250,000 shares to Richard E. Wiles, a Director and 50,000 shares to Mr. Thomas Hebert, Global’s Vice President — Research and Development, as compensation for their services as employees of the Company. The shares granted to Mr. Wiles and Mr. Hebert, when granted, were subject to a risk of forfeiture that subsequently lapsed. On March 30, 2002 Global issued options to purchase 555,318 shares of its common stock to Mr. Richardson, and options to purchase 277,659 shares to Mr. Toomey. On April 5, 2002, Global issued options to purchase 50,000 shares of its common stock to Mr. Van Hyfte and options to purchase 20,000 shares to Mr. Glaze. On July 22, 2002, Global issued options to purchase 50,000 shares of its common stock to Mr. Guy Frankenfield. No determinations have been made regarding the persons to whom securities will be granted in the future. The following table sets forth certain information regarding the plan as of October 31, 2002.

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan Category	and rights	and rights	for future issuance

Equity compensation plans approved by security holders	952,977	$0.14	1,442,023

Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Total	952,977	$0.14	1,442,023

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions

         During 2000 Mr. Eugene Cornett (a shareholder and at that time also an executive officer of the Company) lent the Company $55,000 and Mr. Wiles lent the Company $35,000. These loans were evidenced by promissory notes bearing interest at 7.5% per annum and were due on demand. On December 27, 2001, Global issued 18,334 shares of Common Stock to Mr. Cornett and 16,667 shares to Mr. Wiles in exchange for the cancellation of these promissory notes, including $10,165 in accrued interest.

         At December 31, 2000, Global was obligated in the amount of $103,050 evidenced by a promissory note to a trust controlled by its largest stockholder, Dr. Neal Stubbs. The note accrued interest at 12% per annum with a past-due rate of 18% per annum and was to mature on August 5, 2000. Certain officers of Global personally guaranteed the note. On December 27, 2001, Global issued 41,334 shares of Common Stock in exchange for the cancellation of this promissory note, including $47,929 in accrued interest.

         During 2001 Richard Wiles (Officer, Director, and shareholder of Global) lent the Company $30,000. The loan was not evidenced by a promissory note but accrued interest at 7.5% per annum and was due on demand. The loan, including accrued interest of $192, was repaid during the same year with $30,192 in cash.

         On March 30, 2002, the Company and one of its principal stockholders, Mr. Robert Smith, entered into an Investment Agreement. This agreement called for Mr. Smith to lend up to $761,000 to Global on preset dates through July of 2002. Pursuant to that Investment Agreement, the Company borrowed $590,000 from Mr. Smith and issued to Mr. Smith, as additional consideration for lending such amounts to the Company, warrants to purchase up to 393,333 shares of our Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan. The Company issued its promissory notes with respect to the borrowed amounts, each bearing interest at 8% per annum, due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing and secured by a pledge of substantially all of the assets of the Company.

         On March 30, 2002, approximately simultaneously with the appointment of a majority of the Company’s board of directors and also the Company’s new CEO and CFO, the Company entered into consulting agreements with Messrs. Wiles and Cornett calling for monthly payments of $5,000 each for a period of one year. They are to provide services to assist in the management transition and generally perform whatever duties the Company requires. Thus far, the Company has paid $5,000 to each of Messrs. Wiles and Cornett pursuant to such Agreements and additional payments are being deferred.

         During June, July and August, 2002, Mr. Richardson lent the Company $85,000 and Mr. Toomey lent the Company $85,000 pursuant to an Investment Agreement. The Company issued its promissory notes with respect to the borrowed amounts, each bearing interest at 4-3/4% per annum and due on demand.

         During September 2002, as an inducement to Quest Capital Alliance, L.L.C. (“Quest Capital”), a third party not affiliated with the Company or any director or officer of the Company, to provide financing to the Company, the Company requested and received the commitment of Mr. Toomey and Mr. Richardson to provide additional financing on an equal priority with the financing from Mr. Smith and from Quest Capital. The commitment was reflected in an Investment Agreement. As an inducement to Mr. Toomey and Mr. Richardson to make such commitment, the Company issued warrants to Mr. Richardson to purchase 56,667 shares of Common Stock, and to Mr. Toomey to purchase 56,667 shares of Common Stock, at an exercise price of $1.50 per share, exercisable for three years from the dates of the loans. The terms of the Company’s previously issued promissory notes payable to Messrs. Richardson and Toomey also were amended to provide that (1) the notes would be due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing, and not on demand, (2) the notes would bear interest at 8% per annum, and (3) the notes would be secured by a pledge of substantially all of the assets of the Company of equal priority with the security interests in favor of Mr. Smith and Quest Capital. In connection with such transactions, Mr. Richardson lent the Company an additional $45,000 in September 2002 under a promissory note bearing interest at 8% per annum, due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing and secured by an equal priority pledge of substantially all of the assets of the Company. As additional consideration for lending such amount to the Company, the

Company issued to Mr. Richardson a warrant to purchase up to 30,000 shares of our Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan.

         On October 2, 2002, the Company, Quest Capital, Mr. Smith, and Messrs. Richardson and Toomey entered into an Investment Agreement that superseded and replaced (including as to any remaining unfunded commitments) the financing arrangements reflected in the above described Investment Agreements with Quest Capital, Mr. Smith, and Messrs. Richardson and Toomey. Pursuant to the new Investment Agreement, Quest Capital agreed to lend the Company $200,000, in addition to its prior 2002 loans of $120,000 (which remain outstanding), Mr. Richardson agreed to lend the Company $74,004, in addition to his prior 2002 loans of $130,000 (which remain outstanding), Mr. Toomey agreed to lend the Company $56,003, in addition to his prior 2002 loans of $85,000 (which remain outstanding), and Mr. Smith agreed to lend the Company $270,000, in addition to his prior 2002 loans of $590,000 (which remain outstanding). The new Investment Agreement provides that, with respect to each new loan, the Company will issue its promissory note bearing interest at 8% per annum, due April 1, 2003 or, if earlier, the date the Company has raised at least $2,700,000 in cash proceeds from equity financing and secured by an equal priority pledge of substantially all of the assets of the Company. The maturity dates of all then outstanding loans from these persons to the Company were also simultaneously amended to match these revised maturity date terms. With respect to each loan, the Company is required to issue to the respective lender a warrant to purchase a specified number of shares at an exercise price of $1.00 per share, exercisable for three years from the date of the loan. Pursuant to this agreement, as of October 16, 2002, Quest Capital has lent the Company $200,000 and has received warrants to purchase 1,600,000 shares, Mr. Richardson has lent the Company $46,144 and has received warrants to purchase 324,572 shares, and Mr. Toomey has lent the Company $33,858 and has received warrants to purchase 235,429 shares, in each case on the terms called for by the new Investment Agreement. We expect to borrow the remaining amounts committed to be lent under the new Investment Agreement by the end of 2002.

         Global currently holds the exclusive rights to eight U.S. patents and eight patent-pending applications pursuant to a series of agreements with the inventors of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. For all but one of the patents, these agreements are with Mr. Thomas Hebert, an officer of the Company and the beneficial owner of 1,456,205 shares (or about 11%) of the Company’s Common Stock. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments will begin in 2004 and will be tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid to Mr. Hebert beginning in 2004. Minimum royalties under the Company’s patent agreements with Mr. Hebert, as in effect on the record date for the Annual Meeting, would amount to $110,000 in 2004, increasing each year until reaching $600,000 in 2009 and following years. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s right to manufacture and sell products incorporating the patented technology. Most of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence.

Control Persons

         As reflected under Item 11, on March 30, 2002, Richard E. Wiles, Thomas H. Hebert, Eugene Cornett and Dr. Neal S. Stubbs executed an Irrevocable Proxy and Voting Agreement with Mr. Richardson, Mr. Toomey and Global to support a vote for various matters. Such persons may be deemed to control the Company by virtue of such Agreement. Each party to the Proxy and Voting Agreement disclaims any beneficial ownership of any shares owned by any other party to the agreement, and the table above does not reflect, for any such party, beneficial ownership of the shares of any other such party. If each party to the agreement were deemed to beneficially own the shares owned by each other party, then each such party would thereby be deemed to own approximately 66% of the Company’s outstanding Common Stock.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit no.	Description

3.1*	Amended and Restated Certificate of Incorporation dated October 4, 2001, as filed in the office of the Secretary of State, State of Delaware on October 10, 2001, effective October 12, 2001 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 12, 2001 and filed with the SEC on October 26, 2001)

3.2*	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2, Registration No. 333-93647, filed with the SEC on December 27, 1999, as subsequently amended).

4.1*	Global Energy Group, Inc. 2001 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-72526, filed with the SEC on October 31, 2001)

10.1**	Employment agreement — Richardson

10.2**	Employment agreement — Toomey

10.3**	Consulting agreement — Wiles

10.4**	Consulting agreement — Cornett

10.5**	Proxy and Voting Agreement

10.6+	Investment Agreement dated March 30, 2002

10.7+	Registration Rights Agreement

10.8+	Agreement with the Technical Research and Development Authority

10.9++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 4,599,870

10.10++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 5,970,728

10.11++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,070,423

10.12++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,116,048

10.13++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,167,715

10.14++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,237,359

10.15++	Patent Licensing Agreement with Mr. Noel Davis – Patent No. 6,000,170

10.16++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,442,903 (issued pursuant to US Patent Application No. 09/711,764)

10.17++	Investment Agreement dated October 2, 2002

21.1**	Subsidiaries of the Company

23.1++	Consent to use of Report of Independent Certified Public Accountants

99.1++	Certification by Management

* Previously filed; incorporated by reference as indicated.

** Previously filed; incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as originally filed on April 11, 2002.

+ Previously filed; incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-86208, originally filed on April 12, 2002, as subsequently amended.

++ Filed herewith.

         Upon written request to Investor Relations, Global Energy Group, Inc., 2346 Success Drive, Odessa, Florida, 33556, Global will furnish stockholders with a copy of any Exhibit to this Form 10-KSB/A upon payment of $.10 per page, which represents our reasonable expenses in furnishing Exhibits.

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

2.     On October 24, 2001 the Company filed (an amended report was filed December 21, 2001) a Current Report on Form 8-K, dated as of October 22, 2001, reporting a change in the Company’s firm of certifying accountants.

3.     On October 26, 2001 the Company filed a Current Report on Form 8-K, dated as of October 12, 2001, reporting the consummation of the 2001 Restructuring and the related appointment of directors and officers and corresponding change-in-control, and also reporting approval of the Company’s 2001 Equity Incentive Plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By:	/s/ Joseph H. Richardson

Joseph H. Richardson President, Chief Executive Officer and Chairman

Date:	November 26, 2002

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph H. Richardson	November 26, 2002
Joseph H. Richardson President, Chief Executive Officer, Chairman (principal executive officer, director)	Date

/s/ Peter E. Toomey	November 26, 2002
Peter E. Toomey Executive Vice President – Chief Financial Officer (principal financial officer, principal accounting officer, director)	Date

/s/ Richard E. Wiles	November 26, 2002
Richard E. Wiles (director)	Date

/s/ Peter S. Fox-Penner	November 26, 2002
Peter S. Fox-Penner (director)	Date

CERTIFICATIONS

I, Joseph H. Richardson, , certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Global Energy Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 26, 2002

/s/ Joseph H. Richardson Name: Joseph H. Richardson Title: Chief Executive Officer

I, Peter E. Toomey, certify that:

1.	I have reviewed this annual report on Form 10-KSB/A of Global Energy Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

November 26, 2002

/s/ Peter E. Toomey Name: Peter E. Toomey Title: Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

PAGE
Independent Auditors Report	F-2

Balance sheets as of December 31, 2001 (consolidated and restated) and 2000 (restated)	F-3 & 4

Statements of operations for the years ended December 31, 2001 (consolidated and restated) and 2000	F-5

Statements of cash flows for the years ended December 31, 2001 (consolidated and restated) and 2000	F-6

Statements of stockholders’ (deficit) for the years ended December 31, 2001 (consolidated and restated) and 2000	F-7

Notes to Financial Statements	F-8 to 19

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Global Energy Group, Inc.
(Formerly 1Stopsale.com Holdings, Inc.)
Odessa, Florida

We have audited the accompanying balance sheets of Global Energy Group, Inc., (formerly 1Stopsale.com Holdings, Inc.) as of December 31, 2001 (consolidated and restated) and 2000 (restated), and the related statements of operations, cash flows and stockholders’ (deficit) for the years ended December 31, 2001 (consolidated and restated) and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Global Energy Group, Inc. at December 31, 2001 (consolidated and restated) and 2000 (restated), and the results of its operations, and its cash flows for the years ended December 31, 2001 (consolidated and restated) and 2000 in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note R to the financial statements, Global Energy Group, Inc. changed its method of accounting for long-term contracts and royalties payable as of December 31, 2001, and 2000, respectively. Accordingly, the 2001 and 2000 financial statements have been restated to correct the error.

/s/ Baumann, Raymondo & Company, P.A.

BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 18, 2002

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	(Consolidated and
	Restated)	(Restated)
ASSETS
	2001	2000

CURRENT ASSETS

Cash	$334,308	$1,636

Certificate of deposit	—	30,000

Accounts receivable	—	35,611

Cost and estimated earnings in excess of billings	63,524	—

Inventory	69,018	20,662

Prepaid expenses	24,200	—

Total current assets	491,050	87,909

FURNITURE AND EQUIPMENT,

net of accumulated depreciation of $8,009 in 2001 and $3,707 in 2000	61,509	4,908

OTHER ASSETS

Investment in Investee	—	—

Deposits	7,205	850

Patents, net of accumulated amortization of $7,227 in 2001 and $2,821 in 2000	101,377	54,317

Total other assets	108,582	55,167

TOTAL ASSETS	$661,141	$147,984

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
BALANCE SHEETS (Continued)
AT DECEMBER 31, 2001 AND 2000

	(Consolidated and
	Restated)	(Restated)
	2001	2000

CURRENT LIABILITIES

Accounts payable and accrued expenses	$44,438	$160,566

Promissory notes, net of discount	—	193,050

Convertible debenture payable	500,000	—

Royalty payable, current portion	196	3,467

Total current liabilities	544,634	357,083

LONG TERM LIABILITIES

Royalty payable, net of current portion	205,450	172,179

TOTAL LIABILITIES	750,084	529,262

STOCKHOLDERS’ (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares authorized, 12,626,335 and 8,793,592 shares issued and outstanding in 2001 and 2000, respectively	12,626	8,794

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—

Additional paid-in capital	3,006,360	1,378,206

Common stock subscription receivable	(40,000)	—

Retained (deficit)	(3,067,929)	(1,768,278)

Total stockholders’ (deficit)	(88,943)	(381,278)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$661,141	$147,984

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	(Consolidated and
	Restated)
	2001	2000

REVENUES	$108,238	$474,195

COST OF GOODS SOLD	84,458	417,073

GROSS PROFIT	23,780	57,122

OPERATING EXPENSES

Consulting	724,899	75,000

Salaries and benefits	231,204	270,457

Legal and accounting	77,718	1,972

Research and development	72,963	49,568

Sales and marketing	62,560	22,496

General and administrative	122,483	110,603

TOTAL OPERATING EXPENSES	1,291,827	530,096

LOSS BEFORE OTHER INCOME (EXPENSES)	(1,268,047)	(472,974)

OTHER INCOME (EXPENSE)

(Loss) on sale of assets	—	—

Interest income	963	181

Interest (expense)	(32,567)	(18,584)

TOTAL OTHER (EXPENSE)	(31,604)	(18,403)

LOSS BEFORE INCOME TAXES	(1,299,651)	(491,377)

INCOME TAXES	—	—

NET LOSS	$(1,299,651)	$(491,377)

LOSS PER COMMON SHARE

Basic	$(0.13)	$(0.06)

Fully diluted	$(0.13)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic	10,091,654	8,647,389

Fully diluted	10,091,654	8,647,389

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

	(Consolidated and
	Restated)
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,299,651)	$(491,377)

Adjustments to reconcile net loss to cash (used) in operating activities:

Common stock issued for services	630,842	75,000

Interest on notes converted to common stock	18,094	—

Issuance of warrants

Amortization	4,406	1,804

Depreciation	4,302	1,723

(Increase) decrease in assets:

Accounts receivable	35,611	(34,484)

Costs and estimated earnings in excess of billings	(63,524)	—

Inventory	(48,356)	2,558

Prepaid expenses	(24,200)	—

Increase in security deposits	(6,355)	—

Increase (decrease) in liabilities:

Accounts payable and accrued expenses	(116,128)	142,047

Total adjustments	434,692	188,648

Net cash (used) in operating activities	(864,959)	(302,729)

CASH FLOWS FROM INVESTING ACTIVITIES

Redemption (acquisition) of certificate of deposit	30,000	(30,000)

Acquisition of patents and related costs	(51,466)	(33,520)

Acquisition of furniture and equipment	(60,903)	—

Net cash (used) in investing activities	(82,369)	(63,520)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock subscription	—	—

Proceeds from royalty payable	30,000	180,048

Proceeds from convertible debenture	500,000	—

Proceeds from promissory notes	30,000	90,000

Repayment of promissory notes	(30,000)	—

Repayment of royalty payable	—	(4,400)

Proceeds from issuance of common stock	750,000	50,000

Net cash provided by financing activities	1,280,000	315,648

NET INCREASE (DECREASE) IN CASH	332,672	(50,601)

CASH, BEGINNING OF THE PERIOD	1,636	52,237

CASH, END OF THE PERIOD	$334,308	$1,636

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

			ADDITIONAL
	COMMON		PAID–IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE DECEMBER 31, 1999

(Restated)	8,628,332	$8,629	$1,253,371	$(1,276,901)	$(14,901)

Common stock issued for Services ($.554 per share)	135,212	135	74,865	—	75,000

Common stock issued for Cash ($1.664 per share)	30,048	30	49,970	—	50,000

Net loss for the year	—	—	—	(491,377)	(491,377)

BALANCE DECEMBER 31,

2000 (Restated)	8,793,592	8,794	1,378,206	(1,768,278)	(381,278)

Common stock issued for Services($1.22 per share)	310,984	311	378,956	—	379,267

Common stock issued for Cash($.92 per share)	270,424	270	249,730	—	250,000

Issuance of common shares pursuant to exchange of Preacquisition shares	603,938	604	(604)	—	—

Common stock issued for Services($.52 per share)	55,000	55	28,495	—	28,550

Common stock issued for Cash($.25 per share)	1,966,062	1,966	498,034	—	500,000

Common stock issued to employees for consulting Services($.41 per share)	550,000	550	222,475	—	223,025

Common stock issued in exchange for cancellation of stockholders notes ($3.29 per share)	76,335	76	251,068	—	251,144

Subscription receivable	—	—	—	—	(40,000)

Net loss for the year	—	—	—	(1,299,651)	(1,299,651)

BALANCE DECEMBER 31,

2001 (Consolidated and Restated)	12,626,335	$12,626	$3,006,360	$(3,067,929)	$(88,943)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Energy Group, Inc., (“Global Energy”) is presented to assist in understanding Global Energy’s financial statements. The financial statements and notes are the representation of Global Energy’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America consistently applied in the preparation of the financial statements.

Nature of Operations

Global Energy Group, Inc., formerly 1Stopsale.com Holdings, Inc., was organized under the laws of the State of Delaware on October 5, 1999. Global Energy & Environmental Research, Inc., was organized under the laws of the State of Florida on February 16, 1998 (collectively referred to as “Global Energy”).

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

Reverse Merger Method of Accounting

Following the acquisition, the former management of GEER became the management of Global Energy and the former stockholders of GEER were issued approximately 94% of the outstanding shares of Global Energy’s $0.001 par value common stock. In accordance with accounting principles generally accepted in the United States of America, Global Energy’s acquisition of GEER has been accounted for as a reverse merger. As a result, GEER has been treated as the acquiring entity and Global Energy has been treated as the acquired entity for accounting purposes.

The historical financial statements of GEER have become the historical financial statements of Global Energy in connection with the acquisition. Similarly, the historical equity and retained deficit of GEER prior to the acquisition have been retroactively restated for the equivalent number of shares issued in connection with the acquisition. The balance sheet reflects the financial position of Global Energy at December 31, 2001. The related statements of operations, cash flow and stockholders’ (deficit) reflect the operations of Global Energy for the year ended December 31, 2001.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue and Cost Recognition

Global Energy recognizes revenue principally from sales of equipment and to a lesser degree, from contracts for both the sale and installation of equipment, respectively as follows:

Equipment sales

The Company’s transactions that are equipment sales alone are documented by either a purchase order or a distribution agreement, in each case signed by the Company’s customer. Both of these documents include the Company’s customary terms and conditions of sale. Under these customary terms, title to the product passes when the Company delivers the equipment to the shipper – the Company’s customer is responsible for the product from this point on. The Company provides no separate return rights (other than the limited return rights under the Company’s warranty). The Company will typically offer payment terms of “2/10, net 30” to qualified buyers. New customers must complete a credit application, and the Company performs a credit review of the customer prior to any significant grant of credit. The Company records revenue when title to the product is transferred pursuant to shipping terms.

Equipment sales and installation

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

Accounts Receivable

Global Energy’s trade accounts receivable result from the sale of its products and services with its projects primarily based in West Central Florida, and consist primarily of government entities and private companies. Global Energy uses the allowance method to account for uncollectible accounts.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventories

Inventories consist primarily of parts and materials used to develop Global Energy’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market.

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

Patents

The costs associated with the internal development of Global Energy’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 17 year period, consistent with current patent lives. Amortization expense for the years ended 2001 and 2000 were $4,406 and $1,804, respectively.

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

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Global expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2001 and 2000 was $0, respectively.

Income Taxes

Global Energy records its federal and state income tax liability in accordance with Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes”. Deferred taxes payable are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax asset is the expected benefit of a net operating loss carryover and general business credits that are available to offset future income taxes.

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

Product Warranties

Fiscal 2001

At December 31, 2001 no warranty reserve was established because a reasonable estimate of the anticipated warranty experience was considered insignificant given the insignificant amount of the Company’s product sales and the absence of any warranty claims in fiscal 2001 or in any prior fiscal years.

Fiscal 2002

The Company records an estimated cost of product warranty at the time the revenue is recognized. Effective January 1, 2002, management is recording a warranty reserve of 1% of sales based on their analysis of other HVAC manufacturers that use the same or similar components in their products. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B — CERTIFICATE OF DEPOSIT

Global Energy invested $30,000 in a certificate of deposit on June 16, 2000 with an original maturity of August 16, 2001 earning interest at the rate of 6.05% per annum. The certificate was redeemed on March 26, 2001.

NOTE C — PATENTS

Global Energy has the rights to patents and patent-pending applications pursuant to a series of assignments and royalty agreements. For all but one of the patents, the assignment agreements are with Mr. Thomas Hebert, an officer and shareholder of Global Energy. The remaining assignment agreement is with an unrelated third party.

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

Mr. Hebert and the other assignor are entitled to royalty payments from the sale of products produced by Global Energy with the patented technology. The royalty to Mr. Hebert is to be paid at the rate of 3 percent of the portions of net revenues received by Global Energy beginning April 1, 2004. Prior to April 1, 2004 there are no amounts due on any of the patents associated with Mr. Hebert. Payment for royalties to the other assignor are at the rate of 8 percent of the portions of net revenues received by Global Energy beginning in 2002. There were no royalties payable prior to 2002 to this individual.

The future minimum royalty payments under these agreements are as follows:

Year Ended December 31,	Amount

2002	$10,000

2003	10,000

2004	120,000

2005	200,000

2006	285,000

2007	380,000

2008	460,000

Annually Thereafter	510,000

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE D — FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 2001 and 2000 is summarized as follows:

	2001	2000

Machinery and equipment	$30,735	$8,615

Office equipment	38,783	—

	69,518	8,615

Less accumulated depreciation	(8,009)	(3,707)

Net furniture and equipment	$61,509	$4,908

Depreciation expense for the years ended December 31, 2001 and 2000 was $4,302 and $1,723, respectively.

NOTE E — INVESTMENT IN INVESTEE

Global Energy acquired a 25% interest in the common stock of Global Energy & Environmental Research Limited (“LTD”), an entity formed in the United Kingdom. Global Energy acquired its common stock interest in LTD in exchange for the future distribution rights of its technological equipment to potential customers in the United Kingdom. Hence, there is no cost basis in the investment. Global Energy accounts for its investment in the investee using the equity method which is cost, as adjusted for Global Energy’s proportionate share of earnings or losses. Condensed financial information of the investee at May 31, 2001 is as follows:

Sales	$0

Gross Profit	$0

Net income (loss) from continuing operations	$(92,631)

Net income (loss)	$(92,631)

The other beneficial owner of LTD is also a shareholder of Global Energy.

NOTE F — PROMISSORY NOTES

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

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE G — CONVERTIBLE DEBENTURE PAYABLE

On September 27, 2001, Global Energy borrowed $500,000 from an unrelated third party secured by a 6% convertible debenture originally due November 30, 2001. The debenture is convertible into Global Energy’s $0.001 par value common stock at $1 per share through the debenture’s maturity date. The maturity date of the debenture was subsequently extended to February 28, 2002. Subsequent to December 31, 2001, the holder of the debenture elected to convert the principal and accrued interest into shares of Global Energy’s $0.001 par value common stock.

NOTE H — AMENDMENT OF ARTICLES OF INCORPORATION

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

All common share issuances and per share amounts have been adjusted to reflect the effects of the reverse split.

NOTE I — INCOME TAXES

For income tax purposes Global Energy has a net operating loss carryover of $3,155,608, which can be used to offset future federal and state taxable income through 2016 as indicated below. In addition, Global Energy has available general business credits that arose from research activities which can be used to offset future federal income tax through 2016 as follows:

Year ended December 31,	Losses	Credits

2013	$1,033,297	$6,699

2014	251,039	6,259

2015	515,927	4,957

2016	1,355,345	5,000

Total	$3,155,608	$22,915

The potential tax benefit of these losses and credits is estimated as follows:

Future tax benefit	$660,865

Valuation allowance	(660,865)

Future tax benefit	$—

At December 31, 2001 and 2000, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE J — LOSS PER SHARE

Global Energy has reported basic loss per share based on the weighted average number of shares outstanding for the period. Global Energy cannot report fully diluted loss per share including the 500,000 shares reserved for the conversion of the 6% convertible debenture dated September 27, 2001 even though the debenture is a common stock equivalent as the effect of this would be anti-dilutive. Global will include the effect of this dilution in the calculation of fully diluted earnings per share only upon actual conversion.

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

NOTE K — EQUITY INCENTIVE PLAN

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

NOTE L — STOCK ISSUANCES

During 2000, GEER issued 135,212 ($.554 per share) and 30,048 shares($1.664 per share) (as adjusted for the reverse-merger) valued at $75,000 and $50,000, respectively for consulting services and cash, respectively.

During the year ended December 31, 2001, and prior to the effective date of the merger, GEER issued 310,984($1.22 per share) and 270,424($.92 per share) shares (as adjusted for the reverse-merger) of its common stock for $379,267 in services and $250,000 in cash, respectively. The effect of these issuances is reflected in the cash flows statements as cash and non-cash transactions respectively.

On November 1, 2001 and November 16, 2001, Global Energy issued 802,000 shares and 1,164,062 shares (collectively 1,966,062 shares at $.25 per share) of its $0.001 par value restricted common stock to an unrelated group of investors as part of a financing arrangement.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE L — STOCK ISSUANCES (Continued)

On November 26, 2001 the Board of Directors issued 550,000 shares of its $0.001 par value common stock as a stock bonus. Of these, 250,000 shares were issued to Richard E. Wiles, Global Energy’s President at that time; 50,000 shares were issued to Thomas H. Hebert, Global Energy’s Vice-President of Research and Development, and 250,000 shares were issued to Eugene L. Cornett, an independent consultant and former Vice-President of Global Energy & Environmental Research, Inc. The value of the stock bonus of $223,025 was determined based on a fair market analysis of the underlying shares.

The understanding was that the previously issued and outstanding common stock of 1Stopsale.com of 603,938, along with the issuance of 1,164,062 and 802,000 shares issued in connection with the private placement, the 55,000 ($.52 per share) shares issued on November 1, 2001 for consulting services from the Incentive Plan (Note K) plus the future issuance of 500,000 ($.41 per share) shares reflecting the conversion of the debenture due February 28, 2002, as extended, would add up to 3,125,000 or 25% of the outstanding common stock of Global Energy.

NOTE M — COMMITMENTS AND CONTINGENCIES

Royalties

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”) on December 6,1999 Global Energy is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. In addition, the royalty payments have priority over all existing and future obligations obtained from all other sources. The maximum available funding by TRDA is $237,113.

The amount funded by TRDA, as of December 31, 2001 and 2000, was $207,113 and $177,113, respectively. In accordance with the agreement, royalty payments to TRDA are based on 5% of the gross sales of certain of its products in any calendar year. Royalty payments are due quarterly, beginning with the calendar quarter after the quarter in which products are sold. The payments continue for a period of five years with annual renewals until such time as the repayment to TRDA is complete. At the time payments are made to TRDA, royalty expense equal to 2/3rds of each payment will be recorded. Royalty expense for the years ended December 31, 2001 and 2000 amounted to $4,406 and $2,934, respectively. In the event the agreement terminates for cause, Global Energy has the option to repay the obligation immediately, or convert the obligation into an interest bearing promissory note.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE M — COMMITMENTS AND CONTINGENCIES (Continued)

The total obligation to TRDA at December 31, 2001 is $616,938, which consists of the unpaid funded liability of $205,646 and related royalty expense of $411,292. The estimated future maturities of this payable are as follows:

Year Ended December 31,	Amount

2002	$587

2003	10,200

2004	37,000

2005	77,000

2006	137,500

Thereafter	354,651

Total	$616,938

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

On October 4, 2001, Global Energy entered into an agreement to lease its executive offices and warehouse space in Odessa, Florida under a 5-year non-cancelable lease commencing January 1, 2002 at the rate of $7,170 per month plus applicable Florida sales tax. The lease is automatically renewable for an additional one-year period. Global Energy shall be liable, as additional rent, for real estate taxes exceeding $11,840 per year, solid waste disposal assessment exceeding $2,200 per year and any insurance costs exceeding $2,000 per year. The lease contains an escalation clause whereby rent shall increase by the greater of 3% or the increase in the consumer price index.

Global Energy leases warehouse space in Hiawatha, Iowa under a non-cancelable lease commencing November 1, 2001 and expiring April 30, 2002 at the rate of $2,200 per month plus applicable Iowa sales tax. Global Energy has an option to renew for one year at the rate of $2,400 per month.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE M — COMMITMENTS AND CONTINGENCIES (Continued)

The future maturities of minimum lease payments under these leases are as follows:

Year ended December 31,	Amount

2002	$100,863

2003	94,825

2004	97,587

2005	100,349

Thereafter	103,111

Total	$496,735

NOTE N — MERGER AND CHANGE OF MANAGEMENT

On September 17, 2001, the shareholders of Global Energy entered into a Securities Exchange Agreement, as amended, to exchange 100% of the issued and outstanding common stock of Global Energy & Environmental Research, Inc., (“GEER”) for an aggregate of 9,375,000 shares (post reverse split) of Global Energy’s $0.001 par value common stock.

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

During the year ended December 31, 2001, and prior to the effective date of the merger, GEER issued certain shares of its common stock for $250,000 in cash and $379,267 in services. The effect of these issuances is reflected in the cash flows statements as cash and non-cash transactions respectively.

NOTE O — SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

For the years ended December 31, 2001 and 2000, no cash interest expense was paid. Additionally, no income taxes were paid during these periods.

In connection with the acquisition of Global Energy & Environmental Research, Inc., Global Energy issued 9,375,000 shares of its $0.001 par value common stock in exchange for 100% of the outstanding common stock of that company.

NOTE P — ECONOMIC DEPENDENCY — MAJOR CUSTOMER

Global Energy sold a substantial portion of its product to one customer and three customers during 2001 and 2000, respectively. Sales to these customers aggregated $64,938 and $407,432, in 2001 and 2000 respectively. At December 31, 2001 and 2000, amounts due from these customers included in accounts receivable, were $64,938 and $34,709, respectively.

GLOBAL ENERGY GROUP, INC.
(FORMERLY 1STOPSALE.COM HOLDINGS, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000

NOTE Q — SUBSEQUENT EVENTS

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

NOTE R — CORRECTION OF AN ERROR

In 2002, Global Energy changed its method in accounting for royalties payable. Global Energy believes that the change in accounting results in a better accounting of assets and liabilities. The effect of the change had no effect on net income for 2002. The change in accounting principle had no effect in basic and fully diluted earnings per share for 2002. The change had no effect on the prior years net income or earnings per share as the change was a balance sheet correction only.

In 2001, Global Energy changed its method in accounting for long-term contracts from the completed contract method to the percentage of completion method. Global Energy believes that the percentage of completion method results in a closer matching of revenues and expenses. The effect in the change was to increase net income for 2001 by $ 13,612. The change in accounting principle had no effect in basic and fully diluted earnings per share for 2001. The change had no effect on the prior years quarterly financial reporting as there were no open long-term contracts which extended beyond the prior quarter ends.