Form 10QSB/A
period 2002-03-31
GLOBAL ENERGY GROUP INC
filed 2003-02-14
CIK 1099358

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

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A to the Company’s Form 10-QSB for the period ended March 31, 2002 (the “Form 10-QSB”) is being made in order to restate the Financial Statements and notes thereto, make appropriate revisions to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation, and reflect revisions consistent with changes reflected in an amendment to the Company’s Form 10-KSB for its fiscal year ended December 31, 2001. These changes are in large part in response to comments received by the Company from the Securities and Exchange Commission in the context of the certain continuing efforts by the Company to register shares of its common stock under an SB-2 Registration Statement. In particular, the changes to the Company’s Financial Statements include, among other items, (a) change in the method of accounting for long-term contracts from the completed contract method to the percentage completion method, (b) clarification in the footnotes as to the Company’s methods of revenue and cost recognition and (c) a reflection of additional shares outstanding for the comparable periods during the 2001 fiscal year to properly reflect the retroactive impact of the 2001 reverse merger and the effect of such change on the weighted average number of common shares outstanding and in the loss per common share for each of such periods.

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

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Consolidated balance sheets as of March 31, 2002 (restated and unaudited), and December 31, 2001 (restated)	F-2 & 3
Consolidated statements of operations for the three months ended March 31, 2002 (restated and unaudited) and 2001 (restated and unaudited)	F-4
Consolidated statements of cash flows for the three months ended March 31, 2002 (restated and unaudited) and 2001(unaudited)	F-5
Consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2002 (restated and unaudited) and the year ended December 31, 2001 (restated)	F-6
Notes to unaudited financial statements	F-7 & 8

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2002 AND DECEMBER 31, 2001

               ASSETS

	Restated March 31, 2002	Restated December 31, 2001

CURRENT ASSETS
Cash	$23,996	$334,308
Accounts receivable	24,907	—
Cost and estimated earnings in excess of billings	—	63,524
Inventory	113,416	69,018
Prepaid expenses	44,377	24,200

Total current assets	206,696	491,050

FURNITURE AND EQUIPMENT,
net of accumulated depreciation of $11,942 in 2002 and $8,009 in 2001	70,222	61,509

OTHER ASSETS
Deposits	7,205	7,205
Patents, net of accumulated amortization of $8,960 in 2002 and $7,227 in 2001	108,467	101,377

Total other assets	115,672	108,582

TOTAL ASSETS	$392,590	$661,141

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AT MARCH 31, 2002 AND DECEMBER 31, 2001

               LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

	Restated March 31, 2002	Restated December 31, 2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$235,138	$44,438
Convertible debenture payable	—	500,000
Royalty payable, current portion	196	196

Total current liabilities	235,334	544,634

LONG TERM LIABILITIES
Royalty payable, net of current portion	205,450	205,450

TOTAL LIABILITIES	440,784	750,084

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,165,972 and 12,626,335 shares issued and outstanding in 2002 and 2001, respectively	13,166	12,626
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	3,891,632	3,006,360
Common stock subscription receivable	—	(40,000)
Retained (deficit)	(3,952,992)	(3,067,929)

Total stockholders’ (deficit)	(48,194)	(88,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$392,590	$661,141

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Restated) For the Three Months Ended
	March 31,

	2002	2001

REVENUES	$68,843	$4,952
COST OF GOODS SOLD	55,680	12,886

GROSS PROFIT (LOSS)	13,163	(7,934)

OPERATING EXPENSES
Consulting	243,603	—
Salaries and benefits	357,165	38,339
Legal and accounting	76,631	17,000
Research and development	72,848	10,476
Sales and marketing	38,822	122
General and administrative	105,183	28,034

TOTAL OPERATING EXPENSES	894,252	93,971

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(881,089)	(101,905)

OTHER (EXPENSE)
Interest (expense)	(3,974)	(5,992)

TOTAL (EXPENSE)	(3,974)	(5,992)

(LOSS) BEFORE INCOME TAXES	(885,063)	(107,897)
INCOME TAXES	—	—

NET (LOSS)	$(885,063)	$(107,897)

(LOSS) PER COMMON SHARE
Basic	$(0.07)	$(0.01)

Fully diluted	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	12,925,650	8,870,856

Fully diluted	12,925,650	8,870,856

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months
	Ended March 31,

	(Restated) 2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(885,063)	$(107,897)

Adjustments to reconcile net (loss) to cash (used) in operating activities:
Common stock issued for services	374,962	—
Interest on notes converted to common stock	10,849	—
Amortization	1,733	829
Depreciation	3,933	431
(Increase) decrease in assets:
Accounts receivable	(24,907)	30,133
Costs and estimated earnings in excess of billings	63,524	—
Inventory	(44,398)	—
Prepaid expenses	(20,177)	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	190,700	(82,103)

Total adjustments	556,219	(50,710)

Net cash (used) in operating activities	(328,844)	(158,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (acquisition) of certificate of deposit	—	30,000
Acquisition of patents and related costs	(8,822)	—
Acquisition of furniture and equipment	(12,646)	(698)

Net cash (used) in provided by investing activities	(21,468)	29,302

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	40,000	—
Proceeds from issuance of common stock	—	150,000

Net cash provided by financing activities	40,000	150,000

NET (DECREASE) INCREASE IN CASH	(310,312)	20,695
CASH, BEGINNING OF THE PERIOD	334,308	1,636

CASH, END OF THE PERIOD	$23,996	$22,331

SUPPLEMENTAL DISCLOSURE OF A NON-CASH FINANCING ACTIVITY

Global issued 510,850 shares of its common stock in conjunction with the conversion of the debenture and related interest in the amount of $510,850.

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 (Restated)
AND FOR THE YEAR ENDED DECEMBER 31, 2001 (Restated)

			ADDITIONAL
	COMMON		PAID–IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE DECEMBER 31, 2000 (Restated)	8,793,592	$8,794	$1,378,206	$(1,768,278)	$(381,278)
Common stock issued for Services ($1.22 per share)	310,984	311	378,956	—	379,267
Common stock issued for Cash ($.92 per share)	270,424	270	249,730	—	250,000
Issuance of common shares pursuant to exchange of Preacquisition shares	603,938	604	(604)	—	—
Common stock issued for Services ($.52 per share)	55,000	55	28,495	—	28,550
Common stock issued for Cash ($.25 per share)	1,966,062	1,966	498,034	—	500,000
Common stock issued to employees for consulting Services ($.41 per share)	550,000	550	222,475	—	223,025
Common stock issued in exchange for cancellation of stockholders notes ($3.29 per share)	76,335	76	251,068	—	251,144
Subscription receivable	—	—	—	—	(40,000)
Net loss for the year	—	—	—	(1,299,651)	(1,299,651)

BALANCE AT DECEMBER 31, 2001 (Consolidated and Restated)	12,626,335	$12,626	$3,006,360	$(3,067,929)	$(88,943)

Common shares issued to convert debenture ($1.00 per share)	510,850	511	510,339	—	510,850
Subscription receivable	—	—	—	—	40,000
Common stock issued for services ($0.48 per share)	420,000	420	201,978	—	202,398
Common stock contributed to the company	(391,213)	(391)	391	—	—
Issuance of common stock options to employees	—	—	172,564	—	172,564
Net loss for the period	—	—	—	(885,063)	(885,063)

BALANCE AT MARCH 31, 2002 (Restated and Unaudited)	13,165,972	$13,166	$3,891,632	$(3,952,992)	$(48,194)

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

NOTE D — LOSS PER SHARE

Global Energy has reported basic loss per share based on the weighted average number of shares outstanding for the period. Global Energy cannot report fully diluted loss per share including the shares reserved for the issuance of common stock for the options issued, even though they are common stock equivalents, as the effect of this would be anti-dilutive. Global will include the effect of this dilution in the calculation of fully diluted earnings per share only upon actual conversion or to the extent they are not anti-dilutive.

GLOBAL ENERGY GROUP, INC.,
NOTES TO FINANCIAL STATEMENTS
March 31, 2002

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

NOTE F – SUBSEQUENT EVENTS

On April 11, 2002, Global Energy filed a registration statement with the Securities and Exchange Commission on Form SB-2 under the Securities Act of 1933 to register 2,751,184 shares of Global Energy’s $0.001 par value common stock in behalf of certain shareholders. The registration has not yet been declared effective.

NOTE G — CORRECTION OF AN ERROR

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects have been and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

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

Income Statement – Results of Operations

Three months ended March 31, 2002 compared to 2001

Revenues for the quarter ended March 31, 2002 increased by $63,891 from the prior year, to $68,843. This increase was mainly due to the successful completion of the installation of one of our products in a building at the Jacksonville (FL) Naval Air Station. This job was in progress at December 31, 2001. This increase in the cost of goods sold, from $12,887 to $55,680, is also due to the completion of this project. The gross profit for the current quarter of $13,163 represents an increase of $21,097 from the prior year's amounts, and was mainly due to this job completion.

Operating expenses increased from $93,971 a year ago to $894,252 for the current quarter. The increase of $800,281 was driven mainly by increased spending for salaries and benefits and consulting expenses. During the first quarter, stock options valued at $172,564 were granted as part of management compensation expenses. This portion of compensation expense is annual in nature. The majority of consulting expenses during the first quarter was in payments to two individuals totaling $202,938, which completed their contracts. Consulting expense should therefore be lower during the remainder of the year. To a lesser degree there were increases in spending on several other items, which were caused by the general increase in the level of activity and staffing at the company from the prior year. These increases were primarily in the areas of legal and accounting fees, and research and development, rent and insurance expenses.

The operating loss and the net loss for the current quarter both increased from the prior year due to the factors stated above. The net loss widened from $107,897 a year ago to $885,063 for the current quarter.

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

Liquidity And Capital Resources

For the three months ended March 31, 2002, the Company incurred a net loss of $885,063 for the reasons described above. Of this loss, approximately $385,000 was funded by the issuance of common stock and stock options and so does not represent a use of cash. Working capital decreased due to increases in accounts payable that exceeded the increase in current assets. This working capital decrease decreased the net cash loss from operations to ($328,844).

Net cash invested during the quarter included equipment purchases of approximately $12,646, and investment in patents of $8,822.

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

On October 2, 2002, the Company, Quest, Mr. Smith, and Messrs. Richardson and Toomey entered into an Investment Agreement that superseded and replaced (including as to any remaining unfunded commitments) the financing arrangements reflected in the above described Investment Agreements with Quest, Mr. Smith, and Messrs. Richardson and Toomey. Pursuant to the new Investment Agreement, Quest agreed to lend the Company $200,000, in addition to its prior 2002 loans of $120,000 (which remain outstanding), Mr. Richardson agreed to lend the Company $74,004, in addition to his prior 2002 loans of $130,000 (which remain outstanding), Mr. Toomey agreed to lend the Company $56,003, in addition to his prior 2002 loans of $85,000 (which remain outstanding), and Mr. Smith agreed to lend the Company $270,000, in addition to his prior 2002 loans of $590,000 (which remain outstanding). The new Investment Agreement provides that, with respect to each new loan, the Company will issue its promissory note bearing interest at 8% per annum and due April 1, 2003 or, if earlier, the date the Company has raised at least $2,700,000 in cash proceeds from equity financing and secured by a pledge of substantially all of the assets of the Company. The maturity dates of all then outstanding loans from these persons to the Company were also simultaneously amended to match these revised maturity date terms. With respect to each loan, the Company is required to issue to the respective lender a warrant to purchase a specified number of shares at an exercise price of $1.00 per share, exercisable for three years from the date of the loan. Pursuant to this agreement, as of January 31, 2003, Quest has lent the Company $200,000 and has received warrants to purchase 1,600,000 shares, Mr. Richardson has lent the Company $74,004 and has received warrants to purchase 592,004 shares, Mr. Toomey has lent the Company $56,003 and has received warrants to purchase 448,003 shares, and Mr. Smith has lent the Company $270,000 and has received warrants to purchase 1,080,000 shares, in each case on the terms called for by the new Investment Agreement.

     On January 31, 2003, the Company, Quest, Mr. Smith, and Messrs. Richardson and Toomey entered into a new Investment Agreement. Pursuant to the new Investment Agreement, Quest agreed to lend the Company $200,000, in addition to its prior loans of $320,000 (which remain outstanding), and Mr. Smith agreed to lend the Company $375,000, in addition to his prior 2002 loans of $860,000 (which remain outstanding). Messrs. Richardson and Toomey have agreed to implement a deferral of their salaries due under their employment agreements for the period from January 29 to April 30, 2003. Amounts deferred under this agreement will bear interest at 8%. The new Investment Agreement provides that, with respect to each new loan made by Quest and by Mr. Smith, the Company will issue its promissory note bearing interest at 8% per annum and due February 1, 2004 or, if earlier, the date the Company has raised at least $1,500,000 in cash proceeds from equity financing. Each note will be secured by a pledge of substantially all of the assets of the Company. The maturity dates of all then outstanding loans from Quest, Mr. Smith, and Messrs. Richardson and Toomey to the Company were also simultaneously amended to match these revised maturity date terms. With respect to each new loan made by Quest and by Mr. Smith, the Company is required to issue to the respective lender a warrant to purchase two shares of its common stock at an exercise price of $0.50 per share, exercisable for three years from the date of the loan. Pursuant to this agreement, as of January 31, 2003, Quest has lent the Company $125,000 and has received warrants to purchase 250,000 shares on the terms called for under the current Investment Agreement. The Company expects to borrow the remaining amounts committed to be lent under the new Investment Agreement during 2003.

     The liquidity needs of the Company in 2003 are expected to continue to arise mostly from the company’s operating activities and in part from capital expenditures for patents and for some additional lab and testing equipment. As of January 31, 2003, Global had approximately $22,000 in cash with which to satisfy its future liquidity requirements. At its current planned level of operations, the Company would require a minimum of approximately $1.5 million through the end of 2003 to fund its operating cash needs. In addition to the funds from the Investment Agreement, the Company plans to satisfy its liquidity requirements for the balance of 2003 through additional equity and debt financing. As of the date of this report, Global has begun exploring opportunities for securing up to $4.0 million of additional equity or debt financing. The actual amount of additional financing that will be needed will depend in part upon the amount of cash needed for operations, which will be impacted by gross cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in 2003, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and/or operating expenses will be within targeted levels. The expected liquidity needs are based in part upon a targeted increase in gross profit margin percentage to 24%, compared to the Company’s historical gross profit margins of 12% in 2000, 22% in 2001 and 21% through the third quarter of 2002. The gross profit margin percentage is expected to increase beyond historical levels as the number of sales and the total revenues increase, allowing the Company to take advantage of selected economies of scale in the purchasing of components and in production costs. To the extent that Global is unable to obtain further debt or equity financing or to the extent that sales are slower to develop than management is now expecting and the combined debt and equity financing is insufficient to cover the shortfall, Global would not be able to continue operations as currently conducted.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	Exhibit No	Description

	10.18	Investment Agreement dated January 30, 2003

	99.1	Certification by Management

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By: /s/ Peter E. Toomey

Peter E. Toomey Executive Vice President – Chief Financial Officer (principal financial officer, principal accounting officer, director)

Date: February 14, 2003

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

February 14, 2003

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

February 14, 2003

/s/ Peter E. Toomey

Name: Peter E. Toomey
Title: Chief Financial Officer