Form 10QSB/A
period 2002-06-30
GLOBAL ENERGY GROUP INC
filed 2003-02-19
CIK 1099358

==========================================================================================================================

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

EXPLANATORY NOTE

This Amendment on Form 10-QSB/A to the Company’s Form 10-QSB for the period ended June 30, 2002 (the “Form 10-QSB”) is being made in order to restate the Financial Statements and notes thereto, make appropriate revisions to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and reflect revisions consistent with changes reflected in an amendment to the Company’s Form 10-KSB for its fiscal year ended December 31, 2001. These changes are in large part in response to comments received by the Company from the Securities and Exchange Commission in the context of the certain continuing efforts by the Company to register shares of its common stock under an SB-2 Registration Statement. In particular, the changes to the Company’s Financial Statements include, among other items, (a) change in the method for valuing the warrants issued in connection with the Company’s notes payable during 2002 from the intrinsic value method to the fair value method, (b) clarification in the footnotes as to the Company’s methods of revenue and cost recognition, (c) a reflection of additional shares outstanding for the comparable periods during the 2001 fiscal year to properly reflect the retroactive impact of the 2001 reverse merger and the effect of such change on the weighted average number of common shares outstanding and in the loss per common share for each of such periods.

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

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Consolidated balance sheets as of December 31, 2001 (restated) and June 30, 2002 (restated and unaudited)	F-2 & 3

Consolidated statements of operations for the three and six months ended June 30, 2001 (restated and unaudited) and 2002 (restated and unaudited)	F-4

Consolidated statements of cash flows for the three and six months ended June 30, 2001 and 2002 (restated and unaudited)	F-5

Consolidated statement of stockholders’ equity (deficit) for the three and six months ended June 30, 2001 and 2002 (restated and unaudited)	F-6

Notes to financial statements	F-7 to F-9

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	(Restated)	(Restated)
	JUNE 30	DECEMBER 31
	2002	2001

ASSETS
CURRENT ASSETS
Cash	$16,738	$334,308
Accounts receivable	25,338	—
Cost and estimated earnings in excess of billings	—	63,524
Inventory	103,756	69,018
Prepaid expenses	18,215	24,200

Total current assets	164,047	491,050

FURNITURE AND EQUIPMENT, net of accumulated depreciation of $15,354 and $8,009, respectively	68,495	61,509

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $10,683 and $7,227, respectively	119,847	101,377

Total other assets	127,052	108,582

TOTAL ASSETS	$359,594	$661,141

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	(Restated)	(Restated)
	JUNE 30	DECEMBER 31
	2002	2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$137,381	$44,438
Notes payable, net of discount	210,146	—
Convertible debenture payable		500,000
Royalty payable, current portion	196	196

Total current liabilities	347,723	544,634

LONG TERM LIABILITIES
Royalty payable, net of current portion	205,239	205,450

TOTAL LIABILITIES	552,962	750,084

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,183,639 and 12,626,335 shares issued and outstanding, respectively	13,184	12,626
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	4,413,617	3,006,360
Common stock subscription receivable	—	(40,000)
Retained (deficit)	(4,620,169)	(3,067,929)

Total stockholders’ (deficit)	(193,368)	(88,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$359,594	$661,141

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Restated)		(Restated)
	Three Months Ended		Six Months Ended

	JUNE 30	JUNE 30	JUNE 30	JUNE 30
	2001	2002	2001	2002

REVENUES	$19,700	$63,169	$24,652	$132,012
COST OF GOODS SOLD	2,415	48,361	15,301	104,041

GROSS PROFIT	17,285	14,808	9,351	27,971

OPERATING EXPENSES
Consulting	380,500	44,540	380,500	288,143
Salaries and benefits	32,745	284,512	71,084	641,677
Legal and accounting	3,600	75,542	20,600	152,173
Research and development	2,087	20,851	12,563	93,699
Sales and marketing	4,437	4,345	4,559	43,167
General and administrative	30,522	132,293	58,556	237,476

TOTAL OPERATING EXPENSES	453,891	562,083	547,862	1,456,335

LOSS BEFORE OTHER INCOME (EXPENSES)	(436,606)	(547,275)	(538,511)	(1,428,364)

OTHER INCOME (EXPENSE)
(loss) on sale of assets	—	(3,194)	—	(3,194)
Interest income	963	—	963	—
Interest (expense)	(3,950)	(116,708)	(9,942)	(120,682)

TOTAL OTHER (EXPENSE)	(2,987)	(119,902)	(8,979)	(123,876)

LOSS BEFORE INCOME TAXES	(439,593)	(667,177)	(547,490)	(1,552,240)
INCOME TAXES	—	—	—	—

NET LOSS	(439,593)	(667,177)	(547,490)	(1,552,240)

LOSS PER COMMON SHARE
Basic	$(.05)	$(.05)	$(.06)	$(.12)

Fully diluted	$(.05)	$(.05)	$(.06)	$(.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	9,007,652	13,178,591	8,946,533	12,886,393

Fully diluted	9,007,652	13,178,591	8,946,533	12,886,393

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2001	(Restated) 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(547,490)	$(1,552,240)

Adjustments to reconcile net loss to cash (used) in operating activities:
Common stock issued for services	380,500	410,766
Interest on notes converted to common stock	—	10,849
Amortization of discount on notes payable	—	111,345
Amortization	1,658	3,456
Depreciation	862	7,862
(Increase) decrease in assets:
Accounts receivable	11,978	(25,338)
Costs and estimated earnings in excess of billings	—	63,524
Inventory	2,076	(34,738)
Prepaid expenses	—	5,985
Increase in security deposits	—	—
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(103,161)	92,943

Total adjustments	293,913	646,654

Net cash (used) in operating activities	(253,577)	(905,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption (acquisition) of certificate of deposit	30,000	—
Acquisition of patents and related costs	(17,531)	(22,020)
Acquisition of furniture and equipment	(698)	(14,330)

Net cash (used) in investing activities	11,771	(36,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	—	40,000
Proceeds from royalty payable	29,998	—
Proceeds from notes payable	—	585,000
Repayment of royalty payable	—	(634)
Proceeds from issuance of common stock	250,000	—

Net cash provided by financing activities	279,998	624,366

NET INCREASE (DECREASE) IN CASH	38,192	(317,570)
CASH, BEGINNING OF THE PERIOD	1,636	334,308

CASH, END OF THE PERIOD	39,828	16,738

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Three Months Ended		Six Months Ended

	JUNE 30	(Restated) JUNE 30	JUNE 30	(Restated) JUNE 30
	2001	2002	2001	2002

Common Stock and Paid in Capital
Balance, beginning of period	$1,537,000	$3,904,798	$1,387,000	$3,018,986
Common stock issued	480,500	35,804	630,500	921,616
Warrants issued	—	486,199	—	486,199

Balance, end of period	2,017,500	$4,426,801	$2,017,500	$4,426,801

Retained Earnings
Balance, beginning of period	$(1,876,195)	$(3,952,992)	$(1,768,278)	$(3,067,929)
Net Loss	(439,593)	(667,177)	(547,490)	(1,552,240)

Balance, end of period	$(2,315,788)	$(4,620,169)	$(2,315,768)	$(4,620,169)

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
June 30, 2002

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

NOTE H – NOTES PAYABLE

Notes payable consist of amounts lent by major stockholders and by officers of the Company in the amount of $515,000 and $70,000, respectively. The interest rates are 8% and 4.75%, respectively. The notes to the major stockholder were issued with detachable warrants, which resulted in a discount on the notes payable of $374,854. See Note G.

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

In June 2002, Global Energy changed its method in accounting for debt issued with detachable warrants to change the warrant valuation methodology from the intrinsic to the fair value method. Global Energy believes that the change in accounting results in a better accounting of the note payable discount that is associated with the value of the warrants. The change had the effect of increasing net income for the quarter ended June 30, 2002 by $3,586. The change in accounting principle had no effect on the basic and fully diluted earnings per share for the quarter ended June 30, 2002. The change had no effect on net income or earnings per share for the quarter ended March 31, 2002, as the debt with detachable warrants was first issued in April 2002.

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

Operating expenses increased from $547,862 a year ago to $1,456,335 for the six months ended June 30. The increase of $908,473 was driven mainly by three factors: (1) increased spending for salaries and benefits, (2) increased general and administrative expenses, and (3) increased legal and accounting expenses. The increase in salaries was caused by an increase in staff from 2001 to 2002. The increase in general and administrative expenses was mainly due to higher rent at the company’s new facility, higher insurance expenses because the company has purchased more insurance in 2002, and royalty expenses paid during 2002 for the first time. The increased legal and accounting expenses were caused by higher levels of these activities during 2002 due to the company being publicly-traded and having more requirements to satisfy.

The operating loss for the current period increased from the prior year due to the factors stated above. Interest expense for the six months increased from $9,942 during 2001 to $120,682 during 2002. The major cause for this increase was the amortization of the discount on the notes payable issued with warrants during the second quarter of 2002. The net loss widened from ($547,490) a year ago to ($1,552,240) for the six months ended June 30, 2002.

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

Operating expenses for the three months ended June 30 increased from $453,891 a year ago to $562,083. The increase of $108,192 was driven mainly by three factors: (1) decreased spending for consulting, (2) increased general and administrative expenses, and (3) increased legal and accounting expenses. The decrease in consulting was due to significant expenses during the quarter in 2001 that were not incurred again during 2002. The increases in salaries, general and administrative expenses and legal and accounting expenses were each caused by higher levels of these activities during 2002, as described above.

The operating loss and the net loss for the current quarter both increased from the prior year due to the factors stated above. The net loss widened from ($439,593) a year ago to ($667,177) for the three months ended June 30, 2002.

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

Liquidity And Capital Resources

For the six months ended June 30, 2002, the Company incurred a net loss of ($1,552,240) for the reasons described above. Of this loss, approximately $420,000 was funded by the issuance of common stock and stock options and so does not represent a use of cash. The amortization of the discount on the notes payable of $111,345 was also a non-cash expense. Working capital decreased due to increases in accounts payable that exceeded the increase in current assets. These items decreased the net cash loss from operations to ($905,586).

Net cash invested during the six months ended June 30 included investment in patents of $22,020 and equipment purchases of approximately $14,330.

Net cash from financing during the six months ended June 30 included issuing notes payable of $585,000, and the receipt of the common stock subscription of $40,000. The debenture and its accrued interest were converted into shares of Common Stock on February 7, 2002.

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

Date: February 19, 2003

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

February 19, 2003

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

February 19, 2003

/s/ Peter E. Toomey

Name: Peter E. Toomey
Title: Chief Financial Officer