Form 10KSB
period 2002-12-31
GLOBAL ENERGY GROUP INC
filed 2003-04-14
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

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

Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year. $164,422

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 20, 2003, the aggregate market value (based on the last sale price on such date) of Common Stock held by non-affiliates of the registrant was $3,851,955. For purposes of this disclosure, we have considered each officer and director, and each person who owns 5% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,589,851 shares of Common Stock, par value $.001 per share, as of March 20, 2003.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

GLOBAL ENERGY GROUP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended
December 31, 2002

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

     Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. As discussed in other sections of this document, we will be unable to continue as a going concern if we are unable to raise additional capital through debt or equity financings, or if we are unable to earn sufficient revenues from our operations to cover our expenses. Other potential risks and uncertainties that could affect forward looking statements include, but are not limited to: increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. You also should consider the specific risk factors described more fully in this report beginning on page 11. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects have been and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

     We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 1. Description of Business.

Overview

     Global Energy Group, Inc. (the “Company” or “Global”) invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration (“HVACR”) industries. We currently hold the rights to nine U.S. patents, and eight U.S. patent-pending applications. Using these patents we have been able to develop products that we believe are significantly more energy efficient than those typically available. Our initial product strategy is to market a line of retrofit and new equipment products to the commercial rooftop air conditioning market in the U.S. Over the past several years we have sold our equipment for installation in a number of locations in Florida, California, and Texas. Some of these installations were retrofits to existing air conditioning equipment, while others were entirely new systems. Through these installations, we refined our equipment design and provided field verification that our technologies would effectively increase capacity while reducing energy consumption. Each of these initial installations resulted in energy efficiency improvements of 25% or greater (meaning that the installation of our equipment increased the cooling level achieved by 25%, without increasing energy consumption). In almost all instances an energy service company (“ESCO”) installed our products for the customer, with the customer paying the ESCO directly for the installation and, as part of such installation process, the ESCO tested the equipment which included the measurement of the efficiency increase; in the few cases where we installed our products ourselves, we conducted the testing and measured the increase in efficiency. As new technologies are developed, we will evaluate how to maximize the value of each one. This will include choosing between commercializing the products ourselves, licensing the technology to others, or joint venturing.

Technology

     Global currently holds the exclusive rights to nine U.S. patents and eight patent-pending applications pursuant to a series of agreements with the inventors of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. For all but one of the patents, these agreements are with Mr. Thomas Hebert, an officer of the Company and the beneficial owner of 1,456,205 shares (or about 11%) of the Company’s Common Stock. The other inventor is Mr. Noel Davis, an individual not otherwise associated with the Company. Mr. Hebert and Mr. Davis are entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments began in 2002 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid beginning in 2002. Minimum royalties under the Company’s patent agreements as in effect on the date of this report would amount to $10,000 in 2003, increasing each year until reaching $710,000 in 2010 and following years. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s right to manufacture and sell products incorporating the patented technology. Many of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence. One patent not important to the Company’s business expires in 2003, and the other patents expire at various times in 2016 through 2019. A brief summary of each patent follows:

USP# 4,599,870

A refrigeration heat recovery system for producing usable hot water from a refrigeration system’s waste heat, using a natural force to provide water flow through the heat exchanger (thermosyphon effect) rather than using a pump.

USP# 5,970,728
Utilization of multiple staged common circuit compressors to provide for higher heat output from a heat pump at low outside ambient conditions. Heat output is maintained, or even increased, as outside temperatures fall.

USP# 6,070,423
A system to provide first, liquid refrigerant subcooling by means of evaporative cooling utilizing the condensate water, and second, a system for providing hot gas discharge refrigerant precooling by means of evaporative cooling. Both combining to give greater capacity without requiring an increase in input power, and even possibly decreasing the required input power.

USP# 6,116,048
An evaporator design that provides counterflow temperature conditions to the direction of air flow by sectionalizing the various temperature gradients found in evaporators and arranging the sections to provide a temperature gradient that places the warmest section in front of colder and subsequently colder sections. Provides for optimized heat exchange as well as improved dehumidification.

USP# 6,167,715 B1
A direct refrigerant to ground (geothermal) heat exchange system for subcooling and desuperheating (or postheating in the heat mode of a heat pump) the refrigerant of an air-cooled air conditioner, refrigeration system or heat pump. No secondary fluid or pumping system required. Provides near full geothermal system efficiency.

USP# 6,237,359 B1
Provides liquid refrigerant subcooling by utilizing the cold harvest water and/or meltwater discharging from the ice machine to increase ice production capacity of the ice machine.

USP# 6,000,170
A system consisting of multiple parallel reflectively coated tubes whose inflation is controlled by a controller that provides for controlled shading in a greenhouse system during times of high solar loading of the greenhouse, and provides for minimized heat loss at night, especially in cold climates.

USP# 6,442,903 B1
The structural construction methodology for a greenhouse inflatable insulative covering to be used to reduce heat losses and overheating of greenhouses.

USP# 6,460,358 B1
A heat exchanger that reduces an evaporator’s flash gas loss region and reduces the superheat region, allowing for improved heat exchange by the evaporator itself, thereby allowing for increased refrigeration mass flow and therefore increased system refrigeration capacity.

     The patents described above apply only in the United States. The Company has applied for patent protection on select technologies in a few foreign countries. However, because of its limited financial resources, the Company is generally unable to apply for or enforce patents outside the United States.

Products

     To date, the Company has completed development of four products. Currently, our principal products are our EER(+)Plus and Inventor Series 1400 units, which we expect to be the primary sources of our sales revenues during the coming year. The EER(+)Plus is a retrofit unit, designed to be added to existing air conditioning units to boost their performance very cost effectively. The Inventor Series 1400 is a complete unitary packaged air conditioning unit, with our patented technologies incorporated into it. Both of these products utilize generally wasted condensate water and exhaust air, produced by all standard air conditioning systems, to provide increased capacity and to reduce power consumption. We believe this produces improvements in energy efficiency of at least 25%, compared to typical other new equipment. If our products are replacing a customer’s older, worn equipment, the efficiency gains would likely be much higher than 25%. This efficiency improvement reduces energy consumption for air conditioning while maintaining the same cooling level. A sample Inventor Series 1400 unit was certified by the Air Conditioning and Refrigeration Institute (“ARI”), the independent industry group which certifies the energy efficiency ratings of air conditioning units, in May, 2002. The Company’s 7.5-ton unit was rated 13.5 EER. Current plans call for the Company to offer both the EER+ product and the Inventor Series 1400 units in several cooling sizes ranging from 6 to 30 tons. Typically, a commercial building installation requires a ton of air conditioning for every 300-400 square feet. Large buildings would utilize multiple units.

     We are currently developing additional products that target the residential market, and in the future we plan to expand our product line to include more energy-efficient heat pumps, ice machines and water heaters. However, there is no assurance that we will complete the development or introduction of any new products, and the timing of the introduction of any additional products is not certain.

Competition and Markets

     This discussion of competition and markets is based on the first two products Global is selling. This discussion will be expanded as Global develops products which are sold in different markets.

     The Company competes in the marketplace for unitary air conditioning and heat pump equipment, in both the new construction and replacement markets. While Global’s products will work in many countries around the world, the United States market will be the main focus of the company over the next year. According to ARI, in the United States in 2002 and 2001, 6.75 million and 6.28 million unitary air conditioning units and heat pumps were sold, respectively. Approximately one-half of this market is for replacement units, and one-half is for new installations. There are numerous manufacturers of such equipment, and the Company competes with all other manufacturers of HVACR equipment. All of these companies are more established and many are substantially larger than Global and have greater resources. Economies of scale are important in reducing unit production costs, and the company currently is at a disadvantage in this area due to its lack of sales volume.

     While actual pricing will vary based on market conditions and other factors, the Company anticipates that its units generally will be priced higher than competitors’ products. For Global to be successful our products must have a higher value to our customers; that is, the higher price of the product initially must be more than offset by the lower operating expenses of the customer while the equipment is in use. The HVACR industry and the U.S. Department of Energy both use the term “life-cycle costs” to describe the total costs to the customer of both buying and then using the equipment over its useful life. In order for Global to succeed, our products have to provide the lowest life-cycle costs for our targeted customers.

     We provide a competitive warranty on our products covering parts only for a period of one year from the date of operation; compressors are warranted for an additional four years.

Production

     To date, Global has internally produced all of the EER+ units that it has sold. The Company purchases the required components and sheet metal and then assembles and tests the finished product. In the last two years, Global has produced over 100 of the EER+ units of various sizes. Global has the ability itself to make the projected number of EER+ units needed for the immediate future.

     The Inventor Series 1400 units are considerably more complex and more expensive to build than the EER+ units, and Global has arranged to have Matthews Industries of Decatur, AL manufacture these units. An agreement with Matthews was reached in November 2002, and the production of the first batch of units has been completed. Matthews has production capacity available to meet the planned needs of the Company for the foreseeable future.

     In the future, the Company may continue to produce its products itself, or the Company may seek further arrangements with others for manufacturing services. All materials and components for the Company’s products are readily available from vendors who sell to the air conditioning industry generally. The Company believes that it will be able to secure an adequate supply of material to produce its products, and that suitable manufacturing services will be readily available.

Distribution

     The Company has a small in-house sales staff located in Florida and California. Global uses this sales force to sell its products to some key end-use customers, but primarily promotes the sale of its products through a variety of sales channels, including: energy service companies (“ESCO’s”), independent sales representatives, specifying engineers and HVACR distributors and/or contractors. ESCO’s market bundled energy savings products and services to end-use customers, and are familiar with marketing products to customers on the basis of future energy savings. At the time of this report, Global currently has working relationships established with ten ESCO’s, nine independent sales representatives, five engineering firms and seven HVACR distributors and/or contractors. These firms are presently actively specifying Global Energy products to be included as a part of their own sales to their customers.

     In 2000, Global Energy entered into discussions with two individuals, Mr. Roger Rendall and Mr. Rudolph Hiensch, regarding the sale and distribution of its products in Europe. The concept was to establish two new companies, one based in the United Kingdom and the other in Holland. The company to be formed in the UK was to distribute Global Energy products within the countries of the British Commonwealth, and the Dutch company was to perform the same function in the rest of Europe. In the UK company, Rendall was to be the majority stockholder, with Global Energy and Hiensch being minority stockholders. In the Dutch company, Hiensch was to be the majority stockholder, and Global Energy and Rendall were to be minority stockholders.

     As a result of these discussions, the UK transaction was completed in 2000, except that Hiensch did not become a minority stockholder. Consistent with the discussions among the three parties, a new company, GEER Ltd., was formed and entered into a formal Distribution Agreement with Global Energy for the sale and distribution of its products. To date only nominal sales have occurred. The Distribution Agreement expires in March 2004.

     Global Energy, Hiensch and Rendall did not complete the other transaction. While Hiensch did form a new company, GEER B.V., he refused to enter into a Distribution Agreement with Global Energy for the sale of its products. Instead, he has relied upon a two-page document signed by the parties very early in the discussion period to claim that he and the new Dutch company have the right to sell Global Energy technology within Europe. This document is now the source of a disagreement between Hiensch and Global Energy. The company maintains that the document is only a letter of intent and is not binding upon the parties; Hiensch maintains that it is a binding agreement. Hiensch is selling products, which it manufactures, that contain Global Energy’s proprietary technology. The company has notified Hiensch that this is a violation of the company’s patents. Global Energy has sought to negotiate a settlement to this dispute, but has been unsuccessful thus far. Global Energy does not have the financial resources to pursue this matter by litigation in Europe and may not be able to prevent Hiensch from marketing and selling products with Global Energy technology. Moreover, if Hiensch were to prevail in its position, the company might be precluded from making sales in Europe.

Customers

     Over the last several years, our major customers have been a single ESCO, a large direct customer, and a few independent sales representatives. The products that have been sold and installed over the past few years have primarily been sold either directly by us or through ESCO’s that had customers seeking to reduce their overall energy consumption. To combat our lack of resources and brand identity, our marketing and sales strategy focuses on using ESCO’s, existing distributors and/or HVACR contractors that have established customer bases.

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

Employees

     The Company currently employs 13 full-time and five part-time people. It is anticipated that additional personnel will be required if the Company expands its operations.

Corporate History

     Global Energy & Environmental Research, Inc. (“GEER”), a Florida corporation and the original operator of our business, was organized in December 1998. Mr. Wiles, Mr. Cornett, Mr. Hebert, and Dr. Stubbs were founders of GEER. In October 1999, an individual not related to GEER formed 1stopsale.com Holdings, Inc., a Delaware corporation, which conducted an initial public offering in 2000. Although 1stopsale.com Holdings, Inc. originally was intended to operate an Internet-oriented retail business, it never began that operation.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company’s 2002 Annual Meeting of Stockholders (“Annual Meeting”) was held on December 10, 2002. At the Annual Meeting, the stockholders approved: (1) an amendment to the Company’s Certificate of Incorporation to provide for a classified Board of Directors, (2) the ratification and adoption of the Company’s 2001 Equity

Incentive Plan, as amended, and (3) the ratification of the Company’s independent accounting firm. In addition, the Company’s stockholders elected four directors, each with a term expiring in 2003, 2004 or 2005.

     The votes for, against and abstaining in connection with the approval of the amendment to the Company’s Certificate of Incorporation to provide for a classified Board of Directors were as follows:

For	8,347,119
Against	0
Abstaining	60,000

     The votes for, against and abstaining in connection with the approval of the ratification and adoption of the Company’s 2001 Equity Incentive Plan, as amended were as follows:

For	8,347,119
Against	0
Abstaining	60,000

     The votes for, against and abstaining in connection with the approval of the ratification of the Company’s independent accounting firm were as follows:

For	8,347,119
Against	0
Abstaining	60,000

     The voting for the election of Directors was as follows:

Director	For	Withheld	Term expires

Richardson, Joseph	8,407,119	0	2005
Wiles, Richard	8,271,907	135,212	2005
Toomey, Peter	8,407,119	0	2004
Fox-Penner, Peter	8,407,119	0	2003

     On February 21, 2003, Dr. Peter Fox-Penner notified the company that it was necessary for him to resign as a member of the Board of Directors. The resignation was not the result of any disagreement between Dr. Fox-Penner and the company or its management on any matter relating to the company’s operations, policies or practices. Dr. Fox-Penner currently serves as Chairman of The Brattle Group, a Washington D.C. based economic consulting firm. His primary work responsibilities have continued to expand and have, therefore, made it difficult for him to devote the amount of time that he felt appropriate for a director. Dr. Fox-Penner’s resignation was effective on February 21, 2003. At this time the company has no immediate plans to fill this seat on its Board. This resignation was reported on a Form 8-K filed by the Company on February 27, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)(i) Market for Common Equity

     We are authorized to issue 50,000,000 shares of Common Stock, of which 13,589,851 shares were issued and outstanding as of March 20, 2003. Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the board of directors from assets legally available for that purpose and are entitled at all meetings of shareholders to one vote for each share held by them. However, we have never paid dividends on our Common Stock and we do not anticipate paying dividends in the foreseeable future. We intend to reinvest any funds that might otherwise be available for the payment of dividends in further development of our business. The shares of Common Stock are not redeemable and do not have any preemptive or conversion rights. All of the outstanding shares of Common Stock are fully paid and non-assessable. In the event of a voluntary or involuntary winding up or dissolution, liquidation, or partial liquidation of Global Energy, holders of Common Stock shall participate, pro rata, in any distribution of our assets remaining after payment of liabilities.

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

     The following table sets forth the range of high and low bid information for the periods indicated, based on information obtained from the OTCBB Historical Data Service:

Quarter Ended	High	Low

September 30, 2001	$5.00	$1.60
December 31, 2001	$5.75	$0.60

March 31, 2002	$5.00	$1.97
June 30, 2002	$4.95	$2.00
September 30, 2002	$2.30	$2.00
December 31, 2002	$3.00	$0.95

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     As of March 20, 2003, 13,589,851 shares of Common Stock were issued and outstanding, of which 2,350,029 were unrestricted and freely tradable. On that date there were 69 shareholders of record as reported to us by our transfer agent.

     On March 18, 2002, the Company entered into a Registration Rights Agreement with certain of its stockholders. Under the terms of this Agreement, the Company agreed to file a Registration Statement on Form SB-2 at its own expense to register a portion of the stockholders’ restricted stock shares, and the stockholders agreed to cancel a portion of their shares in exchange. The Company filed the SB-2 on April 12, 2002, and amended it on June 21, 2002. In October 2002, the stockholders informally agreed to postpone the pursuit of the SB-2 indefinitely. The Registration Statement was never declared effective, and has not yet been withdrawn. The Company is now in the process of seeking to formally terminate the Registration Rights Agreement to remove any requirement that it proceed with the SB-2. If the Agreement were terminated, then the shares that were to be canceled under the Registration Rights Agreement would continue to remain outstanding.

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

(a)(ii) Recent Sales of Unregistered Securities

     On April 26, 2002, Global issued 17,667 shares of its $. 001 par value common shares to four individuals for services. The value of the services rendered was the basis used to determine the value of the shares issued.

     On November 30, 2002, Global issued 15,000 shares of its $. 001 par value common shares to one individual for services. The value of the stock was determined based on a fair market analysis of the underlying shares.

     All of these transactions were completed without general solicitation and involved only a limited number of offerees, most of whom were persons with whom the Company and/or its controlling persons had prior business and/or personal relationships, and all of whom the Company believes to have been accredited investors at the times of the transactions. At all relevant times the Company was a reporting company under the Securities Exchange Act of 1934 and there was readily available adequate current public information with respect to the Company. Moreover all such transactions were completed without the involvement of any underwriter, placement agent or similar person, and without the payment of any commission or other compensation. The Company believes that each of these transactions was exempt from registration under Section 4(2) of the Securities Act of 1933 and may also have qualified for exemption from registration under Rule 505 of Regulation D adopted pursuant to Section 3(b) of the Securities Act of 1933.

(c) Securities Authorized for Issuance under Equity Compensation Plans.

     Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 11 of this report, which information is incorporated by reference into this Item 5.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

• Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a valuation allowance of $1,128,274 for the entire amount of our deferred tax assets due to the uncertainty of our ability to utilize them. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or adjust an additional valuation allowance that could materially impact our financial position and results of operations.

Income Statement — Results Of Operations

2002 compared to 2001

     Revenues increased from $108,238 to $164,622. The increase was due to greater sales of EER+ units during 2002. One major project with the Jacksonville, FL Naval Air Station was in process over the year-end of 2001; this job contributed almost evenly to revenues and cost of goods sold in each fiscal year. Cost of sales increased by $73,651 from $84,458 to $158,109. The higher cost of sales was due to the sale of more EER+ units in 2002, combined with increased costs of production during 2002 compared to 2001. These increased production costs were related both to the beginning of production of the Inventor Series units in late 2002, and some costs associated with production of the EER+ units.

     The gross profit in 2002 was $6,313, compared to a gross profit of $23,780 in 2001. This decline was attributable to the fact that the increase in cost of goods sold exceeded the revenue increase, as described above. The gross profit margin percentage thus decreased from 22% for 2001 to 4% for 2002. This decrease in the margin percentage was caused by the increased production costs during 2002, as described above, which was spread over a very small base of units sold and cost of goods sold expense. Due to the low volume of units sold during both 2002 and 2001, our costs per unit were greater than we would expect them to be if we were operating at a higher volume of production.

     Operating expenses increased from $1,291,827 in 2001 to $2,423,841 in 2002. This increase of $1,132,014 was due to: (1) an increase in salaries and benefits of $890,321, (2) an increase in general and administrative expenses of $304,069, (3) an increase in legal and accounting expenses of $188,660, (4) an increase in research and development expenses of $53,000, which combined more than offset the decrease in consulting expenses of $304,857. The increase in salaries and benefits was due to greater staffing levels during 2002. This staff increase was due to the company transitioning from the R&D stage to the commercialization stage, and was caused by added management, sales and production employees. The increase in general and administrative expenses was due to increased insurance expenses, as the Company maintained more insurance during 2002 than it had during 2001; and increased rent expenses from a full year of occupancy in the Odessa facility. The increase in legal and accounting expenses was due to the fact that the company was publicly-traded throughout all of 2002 and therefore had more ongoing reporting requirements, and during 2002 there were material legal and accounting expenses associated with the filing of a registration statement on Form SB-2 and several amendments. The 2002 increase in research and development costs was due to a greater effort placed on this area during 2002, mainly with the effort to commercialize the new Inventor Series 1400 product. The decrease in consulting expenses was due to fewer consulting work efforts during 2002.

     Net interest expense during 2002 increased by $17,429 to $49,996, due to greater levels of debt outstanding during 2002, and to the absence in 2002 of any offsetting interest income. The primary cause for the increase in debt levels in 2002 was the issuance of $1.425 million of notes payable throughout the period from April to December. The amortization of discount on notes payable during 2002 was due to the discounts on the notes payable being amortized over the lives of the notes that were originally scheduled to mature on April 1, 2003. This amortization of discount totaled $506,974 in 2002, while there was none during 2001.

     Net loss for the year increased from a loss of ($1,299,651) in 2001 to a loss of ($2,977,693) in 2002. The average number of shares outstanding during 2002 increased by 3,335,845, or by about 30% over the 2001 average shares. This increase was due to the fact that the shares issued in October 2001 were outstanding for the full year during 2002, and to a lesser extent, by the issuance of 963,516 new shares during 2002. Finally, the loss per share for 2002 was ($0.22) per share, compared to a loss per share of ($0.13) for 2001.

Commitments

     In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at December 31, 2002 is $614,184, which consisted of the unpaid funded liability of $204,728 and related royalty expense of $409,456. The estimated future maturities of this payable are shown in the table below.

     In connection with the Company’s rights to use the patents as described in “Technology”, there are associated minimum royalties due for each patent. If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent. The table below presents the minimum royalties due based on the patents the Company has the rights to pursue as of the end of 2002.

     The Company has a current material commitment with its landlord. Global Energy leases a 20,540 square foot facility in an industrial park in Odessa, Florida. The lease is for a period of five years with an automatic renewal clause for each additional year. The current lease amount is $4.87 per square foot annually ($8,329 monthly, including rent, insurance, taxes and other pass through items), increasing each year on the anniversary of the lease. The company has a small lease for computer equipment. The payment amounts are included in the table below, under the heading “operating leases.”

     Under the terms of contracts executed on March 30, 2002, the Company is obligated to two individuals to pay consulting expenses totaling $10,000 per month for the following twelve months. The table below shows the amount remaining of three months, as of the end of the 2002.

     The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of December 31, 2002.

		Payments due by Period

		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years

Royalties payable – TRDA	$614,184	$153,000	$461,184	$0	$0
Minimum royalties due under patent assignments	8,555,000	10,000	340,000	795,000	7,410,000
Notes payable	1,425,007	0	1,425,007	0	0
Operating leases	425,286	102,773	213,850	108,663	0
Other contractual obligations	30,000	30,000	0	0	0

Total contractual cash obligations	$11,049,477	$295,773	$2,440,041	$903,663	$7,410,000

Liquidity And Capital Resources

2002

     The Company incurred a net loss for 2002 of ($2,977,693) for the reasons described above. Of this loss, $506,974 represented the amortization of a discount on the notes payable, and another $426,269 represented the expensing of the value of certain shares of common stock and stock options that were issued in consideration for services provided and other expenses. The expense amount for the stock and options issued was determined based upon a valuation of the underlying shares or options, or in those cases where it was specified, the value of the services provided. The value attributable to the options and warrants was based upon the fair market value of the securities using the Black-Scholes option pricing methodology. All of these expenses did not represent a use of cash. Decreases in cost and estimated earnings in excess of billings and prepaid items totaled $87,724, and increases in inventory of $150,862 and accounts payable of $353,611, brought the net cash loss from operations to approximately $1.74 million.

     Net cash invested during 2002 included technical and office equipment purchases of approximately $23,942 and investments in patents of $28,553.

     Net cash from financing during 2002 included the issuance of the $1,425,007 in notes payable and the collection of a stock subscription of $40,000, which had been outstanding over the year-end on December 31, 2001. The notes payable were issued to two stockholders and two officers of the Company in a series of transactions from April through December. Investment Agreements governing the notes were entered into on March 31, 2002, October 2, 2002, and on January 30, 2003. Some of the terms of the notes, including the maturity date, and some of the interest rates, were adjusted during the year. As of December 31, 2002 the details and the amounts owed under the notes were as follows:

	Principal	Accrued
Lender	Owed	Interest Owed

Robert Smith	$760,000	$28,943
Quest Capital Alliance, L.L.C.	320,000	7,579
Joseph Richardson	204,004	4,872
Peter Toomey	141,003	3,738
Total	$1,425,007	$45,132

     The notes each bear interest at 8%, and all are due on February 1, 2004. All interest accrues until the maturity date, so there are no ongoing debt service obligations. All of the notes are secured by a lien on substantially all of the assets of the Company.

2003 and prospectively

     Global Energy does not expect any significant purchases or sales of furniture or equipment, and does not plan to materially change the number of its employees, until it is able to raise the capital required to further expand its operations. The Company has no bank lines of credit.

     The liquidity needs of the Company in 2003 are expected to continue to arise mostly from the company’s operating activities and in part from capital expenditures for patents and for some additional lab equipment. As of March 20, 2003, Global had approximately $11,569 in cash with which to satisfy its future liquidity requirements. At its currently planned level of operations, the Company would require a minimum of approximately $1.5 million for the entire year 2003 to fund its base spending for operating expenses, consisting mainly of salaries and occupancy expenses.

     From January 1, 2003 to the date of this report, the Company has raised an additional $375,000 by issuing additional notes payable with detachable warrants. Of this amount, $100,000 was the remaining amount that was committed to be funded under the October 2, 2002 Investment Agreement, while the other $275,000 was funded under a new Investment Agreement. On January 30, 2003, Global entered into a new Investment Agreement with two of its existing investors, Mr. Robert Smith and Quest Capital Alliance, L.L.C. Under the terms of this Agreement, Mr. Smith and Quest agreed to fund an additional $575,000 in a series of advances through June 1, 2003, under substantially the same terms as the notes issued during 2002. The maturity dates of all of the existing notes, including those of Mr. Richardson and Mr. Toomey, were extended until February 1, 2004. As a part of this agreement, Mr. Richardson and Mr. Toomey agreed to defer their salaries through the end of April 2003. Any amounts deferred will bear interest at 8%, but are not secured by any liens on the Company’s assets.

     The actual amount of financing that will be needed for the remainder of 2003 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in 2003, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and/or operating expenses will be within targeted levels. The expected liquidity needs are based in part upon a targeted increase in gross profit margin percentage to 29%, compared to the Company’s historical gross profit margins of 12% in 2000, 22% in 2001 and 4% during 2002. The gross profit margin percentage is expected to increase beyond historical levels as the number of sales and the total revenues increase, allowing the Company to take advantage of selected economies of scale in the purchasing of components and in production costs.

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

We have accumulated a deficit and anticipate future losses, and we may be unable to continue as a going concern.

     From inception through December 31, 2002, our revenues have been sporadic and we have an accumulated deficit of ($6,045,622). Many of our products are in the early stages of commercialization, while others are still under development. The products scheduled for manufacturing and distribution will require significant production, sales and marketing expenditures that, together with projected general and administrative expenses along with continuing expenses to develop and patent additional technologies, will cause anticipated additional operating losses for the near future. We cannot predict when we will become profitable. If we cannot achieve profitability, we will be unable to continue as a going concern and investors in our Common Stock will likely lose their entire investment.

We need to raise additional capital which, if not obtained, could require us to cease operations.

     As of December 31, 2002 we had approximately $7,600 in cash, and as of March 20, 2003 we had approximately $11,569 in cash. However, we would need approximately $1.5 million in net cash available to pay our operating expenses for the full 2003 year, which will require us to obtain additional financing beyond the Investment Agreement we now have. We may not be able to obtain such additional financing, or, if available, the terms of the financing may not be favorable to us or to our shareholders. An inability to raise additional financing would have a material adverse effect on our business, prospects, operating results and financial condition and could require us to cease operations.

Our substantial leverage, the pledge of our assets to secure the debt and the restrictions imposed by our existing debt instruments will limit our ability to finance future operations or capital needs, may place us at a competitive disadvantage in our industry and may otherwise have a material adverse effect on the Company.

     We are leveraged with a substantial amount of indebtedness. Our debt outstanding as of December 31, 2002 is secured by a pledge of substantially all of our assets and matures on February 1, 2004. Our existing debt instruments and the terms of any future debt may impose operating and other restrictions on us. Thus, our significant debt could adversely affect our ability to operate our business and may limit our ability to take advantage of potential business. If we are unable to repay or refinance our existing debt when it becomes due, or if we were to violate any of the operating or other restrictions imposed by our debt instruments, a default may occur. If such a default occurs, the lenders who have a security interest in our assets may elect to declare their obligations due and payable and, ultimately, to proceed against the collateral granted to them to secure the debt. Because the collateral comprises substantially all of our assets, any successful effort to realize on such collateral would have a material adverse effect on the Company, its ability to conduct its business and the ability of the Company’s stockholders to realize anything on their investment.

We are a small company with limited resources compared to some of our current and potential competitors.

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

     We are now marketing our two primary products to the commercial unitary air conditioning market. To sell our products effectively, we have to develop a small internal marketing and sales organization, and utilize existing distribution channels in the ESCO and/or HVAC industries. Our initial sales strategy will be to rely heavily on selling our products through ESCO’s, independent sales representatives, and existing HVAC distributors and/or contractors. We hope the Federal government and various state and local governments buy our products, as these customers have historically been willing to pay more upfront for products that will save energy. These government entities’ priorities may change, their funding may be insufficient to allow them to purchase our products, they may defer their plans to purchase products, or they may discontinue buying appliances that reduce their energy consumption. Our planned marketing strategy is untested and we do not know whether it will be successful. If we are unable to market and sell our products in commercial quantities we may not be able to generate sufficient revenue to survive.

We may be unable to sell our products at the prices we establish.

     While actual pricing will vary based on market conditions and other factors, we anticipate that our products generally will be priced higher than competitors’ products. We will be unable to sell our products at higher prices than our competitors unless our customers consider our higher prices to be more than offset by the increased operational efficiency and lower operating expenses of our equipment when compared to the products available from other manufacturers. Customers may be unwilling to pay the established prices for our products if our equipment does not achieve such operational efficiencies or lower operating expenses, if we do not effectively communicate such factors to customers, or for other reasons. If we are unable to market and sell our products in commercial quantities we may not be able to generate sufficient revenue to survive.

We have limited experience in manufacturing our products in commercial quantities and our current manufacturing facilities have limited capacity.

     We have manufactured our products in limited quantities only. To be financially successful, however, we (or third parties on our behalf) will have to manufacture our products in commercial quantities at acceptable costs while also maintaining the quality control we have achieved in manufacturing these products in limited quantities. This presents a number of challenges for the Company and we cannot be sure that we will be successful in developing manufacturing processes or in locating third party manufacturers that permit us to accomplish these tasks. Although our facilities are adequate to manufacture limited quantities of our products, we do not have the capacity to manufacture certain of our products in commercial quantities. For the manufacture of those products, we plan to contract with third party manufacturers if suitable terms can be arranged. If we are unable to obtain such arrangements, we may be forced to manufacture our products with our own limited resources. If we are unable to manufacture or obtain quality products in commercial quantities at acceptable costs, then we may not be able to maintain product inventories at levels necessary to generate and support product sales and we may not be able to generate sufficient revenue to survive.

We may be unable to raise additional capital to complete our product development and commercialization plans.

     Our product development and commercialization schedule could be delayed if we are unable to fund our research and development activities or the continuing development of our manufacturing plans. Technological advances in competitors’ products could force us to invest more heavily in our product development, or our products’ technological advantage could become limited. Our current expectations are that we will need to seek additional capital through public or private sales of our securities in order to fund our activities on a long-term basis. We do not know whether we will be able to secure such additional funding on terms acceptable to us. We face substantial uncertainties with our business operations and may not be able to achieve the cash flows that we currently predict. Our current cash resources, together with revenues from operations and the proceeds, if any, we may receive from any future financing transactions may not be sufficient to enable us to reach our cash break-even point. If we are not able to secure additional funds, investors in our Common Stock will likely lose their entire investment. If we are successful in raising additional capital, investors and shareholders could face substantial dilution of their investments.

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

     Our products incorporate the proprietary technology covered by the Company’s patents, which were assigned and/or licensed to the Company by the inventors of the underlying technology. Information regarding those arrangements is set forth under “Our Business – Technology.” The Company will be required to make royalty payments to the inventors with respect to sales of products incorporating the patented technology, and also to actively commercialize the technology. If the Company fails to pay the required royalties or fails to use reasonable efforts to generate income on products covered by a patent, the inventors have the right to terminate the related agreement. Minimum royalties under the Company’s patent agreements as in effect on the date of this report would amount to $10,000 in 2003, increasing each year until reaching $710,000 in 2010 and following years. The company also has a note payable to TRDA under which the company repays TRDA based on the level of sales of certain products, and TRDA has a priority claim to proceeds from the sale of certain of the company’s products. Loss of the rights to use these patents would render the Company unable to manufacture, market and sell some or all of its products and thereby seriously jeopardize the Company’s ability to survive.

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

     As of the date of this report, there are few trades in the public market for our Common Stock. There is no market maker for of our securities and there may not be a market maker for our securities in the future. As a result of the foregoing, investors may be unable to sell their shares to liquidate their investment, which could cause a loss of their investment.

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

     A small group of our principal stockholders own, in the aggregate, approximately 62% of our outstanding common stock. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of voting power could delay or prevent an acquisition of our company on terms which other stockholders may desire.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Directors and Executive Officers

Directors and Officers

The table below identifies the directors and executive officers of the Company.

Name	Age	Position(s) and Office(s)

Joseph H. Richardson	53	Chairman, President, Chief Executive Officer, Director
Peter E. Toomey	45	Executive Vice President – CFO, Secretary, Treasurer, Director
Todd Van Hyfte	37	Executive Vice President – Marketing and New Product Development
Thomas H. Hebert	62	Vice President – Research and Development
Guy Frankenfield	44	Vice President – Sales
Keith Glaze	41	Vice President – Operations
Richard E. Wiles	59	Director

     Joseph H. Richardson. Mr. Richardson was elected as President and Chief Executive Officer and Chairman of the Board of Directors on March 30, 2002. Prior to his association with Global, Mr. Richardson was employed by Florida Progress Corporation for close to twenty-five years. Florida Progress Corporation was a NYSE-listed, Fortune-500 company. Throughout that period, Mr. Richardson served in a variety of positions at both Florida Progress and its principal subsidiary, Florida Power Corporation. Mr. Richardson served as President of Florida Power Corporation from April 1996 through November 2000, at which time both companies were acquired by Carolina Power & Light Company. Mr. Richardson earned a BA degree in Economics from Cornell University, and a JD degree from Florida State University.

     Peter E. Toomey. Mr. Toomey was elected as Executive Vice President, Chief Financial Officer and Director on March 30, 2002. He was also named Secretary and Treasurer of Global on April 5, 2002. Prior to his association with Global, Mr. Toomey was employed by Florida Progress Corporation for over sixteen years. Mr. Toomey served in a variety of financial positions at both Florida Progress and its subsidiaries. Mr. Toomey served as Vice President of Corporate Development at Florida Progress Corporation from April 1997 through November 2000, at which time that company was acquired by Carolina Power & Light Company. Mr. Toomey earned a BS degree in Economics from Florida State University and an MBA from the University of South Florida.

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

     Guy Frankenfield. Mr. Frankenfield was appointed Vice President – Sales on July 22, 2002. From July 1994 through July 2002, Mr. Frankenfield served in a variety of lead technical sales positions for Honeywell in their Performance Contracting and Energy Conservation divisions, working primarily in the southeast United States. From December 1983 through July 1994, Mr. Frankenfield served as a lead facilities design engineer for IBM in Endicott, NY earning several awards for energy conservation. From July 1980 through December 1983, Mr. Frankenfield worked as a manufacturing engineer for the Trane Company in Dunmore, PA. Mr. Frankenfield earned a BS degree in Mechanical Engineering from Lehigh University, and has a professional engineering license in both New York and Florida.

     Keith Glaze. Mr. Glaze was appointed Vice President – Operations on October 12, 2001. From 1998 to October 2001, Mr. Glaze served its predecessor company, GEER, in this same capacity and in others. From 1997 to 1998, Mr. Glaze was an Executive Business Analyst with George S. May International, a consulting firm specializing in quality programs and process improvement. From 1989 to 1997, Mr. Glaze worked for York International in a variety of positions. From 1994 on, he was the Regional Sales Manager with responsibility for inventory control and distribution for the Jacksonville, Florida region. Mr. Glaze has a BS degree in business administration from Trinity College.

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

     On February 21, 2003, Dr. Peter Fox-Penner notified the company that it was necessary for him to resign as a member of the Board of Directors. The resignation was not the result of any disagreement between Dr. Fox-Penner and the company or its management on any matter relating to the company’s operations, policies or practices. Dr. Fox-Penner currently serves as Chairman of The Brattle Group, a Washington D.C. based economic consulting firm. His primary work responsibilities have continued to expand and have, therefore, made it difficult for him to devote the amount of time that he felt appropriate for a director. Dr. Fox-Penner’s resignation was effective on February 21, 2003. At this time the company has no immediate plans to fill this seat on its Board. This resignation was reported on a Form 8-K filed by the Company on February 27, 2003.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

     Mr. Richardson did not timely file three Forms 4 required to be filed by him, Mr. Toomey did not timely file four Forms 4 required to be filed by him, Mr. Hebert did not timely file one Form 4 required to be filed by him, and Mr. Frankenfield did not timely file a Form 3 required to be filed by him; all related to transactions completed during the Company’s fiscal year ended December 31, 2002.

Item 10. Executive Compensation.

Summary

     The following table sets forth information concerning the compensation paid or accrued by Global during the three fiscal years ended December 31, 2002 to its executive officers. No other executive officer received annual compensation in excess of $100,000 in any such fiscal year.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal	Fiscal			Other Annual			Restricted		All Other
Position	Year	Salary	Bonus	Compensation	Options/SARS		Stock Awards	LTIP Payouts	Compensation

Joseph H. Richardson,	2002	$95,673	$0	$0	$99,193	(1)	$0	$0	$0
President and CEO	2001	$0	$0	$0	$0		$0	$0	$0
	2000	$0	$0	$0	$0		$0	$0	$0

Peter E. Toomey,	2002	$77,115	$0	$0	$73,371	(1)	$0	$0	$0
EVP, CFO, Secretary,	2001	$0	$0	$0	$0		$0	$0	$0
Treasurer	2000	$0	$0	$0	$0		$0	$0	$0

Richard E. Wiles	2002	$0	$0	$0	$0		$0	$0	$0
Former President and CEO	2001	$86,400	$0	$101,500 (2)	$0		$0	$0	$0
	2000	$31,600	$0	$0	$0		$0	$0	$0

(1)	Reflects a grant of options on March 30, 2002. The valuation of the stock options shown is based upon the fair market value of the underlying common shares less the required exercise price for the options. These amounts reflect those options which were exercisable at the time of issue. The fair market value of the stock was calculated using the stock trading price on the date of the grant, adjusted downward for, among other things, the inability to sell such a block of stock in light of the thin trading activity in Global’s stock.

(2)	Reflects a grant of 250,000 shares on November 26, 2001. Such shares fully vested three months after the date of grant, on February 26, 2002. As of December 31, 2001, Mr. Wiles held all such shares of restricted stock. The valuation of the stock shown is based upon the market value of stock trading on the date of the grant, adjusted downward for, among other things, the inability to sell such a block of stock in light of the thin trading activity in Global’s stock. If valued solely on the basis of the closing market price of the Company’s Common Stock on the date of grant, such shares would be valued at $1,125,000. Restricted shares are entitled to receive dividends, if any, declared with respect to the Common Stock.

Option/SAR Grants; LTIP Awards

     During its most recent fiscal year, the Company granted the following stock options:

•	On March 30, 2002, Global Energy granted an option to its President, Joseph H. Richardson, and its Chief Financial Officer, Peter E. Toomey, to purchase 555,318 and 277,659 shares of its common stock respectively at $0.01 per share expiring March 30, 2012. The options are exercisable one-third March 30, 2002, one-third on March 30, 2003, and one-third on March 30, 2004.

•	On April 6, 2002 Global Energy granted options to two employees to purchase a total of 70,000 shares of its common stock. The exercise prices were $0.01 per share for 35,000 shares, and $2.00 per share for 35,000 shares. The options vest one year from the grant date.

•	On July 22, 2002 Global Energy granted options to an employee to purchase a total of 50,000 shares of its common stock. The exercise prices were $0.01 per share for 25,000 shares, and $2.00 per share for 25,000 shares. The options vest one year from the grant date.

•	On November 4, 2002 Global Energy granted options to an employee to purchase a total of 7,500 shares of its common stock. The exercise price was $0.75 per share, and the options vest one year from the grant date.

     The Company has not adopted or made any awards under any long-term incentive plan.

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

     During the year ended December 31, 2002, the following amounts were earned by, and paid to, the outside Directors under this plan:

Director	Earned amount	Amount received

Richard E. Wiles	$9,356	$1,000
Dr. Peter Fox-Penner	$7,082	$1,000

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 20, 2003 by:

•	each person, or group of affiliated persons, who is known by us to

•	beneficially own more than 5% of our Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

     The column entitled “Percentage of Ownership” is based on there being 13,589,851 shares of Common Stock outstanding as of March 20, 2003. All shares of Common Stock subject to any option or warrant currently exercisable (or exercisable within 60 days of March 20, 2003) are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such option or warrant, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each shareholder named in the table has sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated in the table, a mailing address of each individual listed in the table is c/o Global Energy Group, Inc., 2346 Success Drive, Odessa, Florida 33556.

Name and Address	Number of Shares of Common		Percentage of
of Beneficial Owner	Stock Beneficially Owned		Ownership

Joseph H. Richardson	1,048,887	(1)	7.17%

Peter E. Toomey	689,779	(2)	4.83%

Todd Van Hyfte	50,000	(3)	*

Guy S. Frankenfield	- 0-		*

W. Keith Glaze	65,071	(4)	*

Thomas H. Hebert	1,456,205		10.72%

Richard E. Wiles	1,784,798		12.90%

Eugene Cornett
27110 Coral Springs Drive
Wesley Chapel, FL 33543	1,786,464		12.91%

Quest Capital Alliance, L.L.C
3140 E. Division St
Springfield, MO 65802	2,250,000	(5)	14.36%

Dr. Neal S. Stubbs
928 Oakfield Drive
Brandon, FL 33551	3,381,373		24.88%

Robert J. Smith
3865 Turtle Hatch Road
Springfield, MO 65809	2,323,333	(6)	15.12%

All officers and directors as a group (7 persons)	4,844,740		31.46%

*less than 1%

(1)	Includes options to purchase 370,212 shares of Common Stock of the Company, and warrants to purchase 678,675 shares of common stock issued in conjunction with loans made to the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options and warrants either are currently exercisable or will become exercisable within 60 days to the extent of the numbers of shares shown.

(2)	Includes options to purchase 185,106 shares of Common Stock of the Company, and warrants to purchase 504,673 shares of common stock issued in conjunction with loans made to the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options and warrants either are currently exercisable or will become exercisable within 60 days to the extent of the numbers of shares shown.

(3)	Reflects shares covered by stock options. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options will become exercisable within 60 days to the extent of the numbers of shares shown.

(4)	Includes options to purchase 20,000 shares of common stock of the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the stock options will become exercisable within 60 days to the extent of the numbers of shares shown.

(5)	Includes warrants to purchase 2,080,000 shares of common stock issued under Investment Agreements, in conjunction with loans made to the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the warrants are currently exercisable to the extent of the numbers of shares shown.

(6)	Includes warrants to purchase 1,773,333 shares of common stock issued under an Investment Agreement, in conjunction with loans made to the Company. Such shares, though not yet issued, are deemed to be beneficially owned because the warrants are currently exercisable to the extent of the numbers of shares shown.

(b) Securities Authorized for Issuance under Equity Compensation Plans

     The Global Energy Group, Inc. 2001 Equity Incentive Plan, adopted by our Board of Directors effective as of September 1, 2001 and ratified by our stockholders in October 2001, and as amended and ratified by our stockholders in December 2002, covers up to 3,000,000 shares of our Common Stock which are issuable upon the exercise of stock options or as outright stock awards. The purpose of the Plan is to enable us to encourage eligible plan participants to contribute to our success by granting such individuals stock options or stock rewards. Options granted under the Plan may qualify as “incentive stock options” as defined in Section 422A of the Internal Revenue Code of 1986. The Board presently administers the Plan. Subject to the express provisions of the Plan, the Board has the complete discretion and power to determine from among eligible persons those to whom options or stock awards may be granted, the option price, the number of shares of Common Stock to be granted and the recipients. Securities may be granted under the Plan from time to time until September 1, 2011, or such earlier date as may be determined by the Board.

     On March 18, 2002 Global issued 420,000 shares of its common stock to two consultants in exchange for providing certain management and marketing consulting services. The shares were issued pursuant to the Plan, were registered on Form S-8 and were valued at $202,398, based on the market value of the shares granted.

     On March 30, 2002 Global issued options to purchase 555,318 shares of its common stock to Mr. Richardson, and options to purchase 277,659 shares to Mr. Toomey. On April 5, 2002, Global issued options to purchase 50,000 shares of its common stock to Mr. VanHyfte and options to purchase 20,000 shares to Mr. Glaze. On July 22, 2002, Global issued options to purchase 50,000 shares of its common stock to Mr. Guy Frankenfield. On November 7, 2002, Global issued options to purchase 7,500 shares of its common stock to an employee. No determinations have been made regarding the persons to whom securities will be granted in the future. The following table sets forth certain information regarding the plan as of March 20, 2003.

Number of
securities to be
	issued upon	Weighted average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan Category	and rights	and rights	for future issuance

Equity compensation plans approved by security holders	967,977	$0.14	1,007,023

Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -

Total	967,977	$0.14	1,007,023

     Warrants and options to purchase the Company’s stock may also be issued outside the Plan. During 2002, as more fully described in both Item 6. Liquidity and Capital Resources, and also under Item 11. Related Party Transactions, the Company issued a series of warrants to purchase shares of its common stock to Mr. Richardson and to Mr. Toomey. These warrants were issued together with notes payable from the Company as part of its financing.

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions

     On March 30, 2002, the Company and one of its principal stockholders, Mr. Robert Smith, entered into an Investment Agreement. This agreement called for Mr. Smith to lend up to $761,000 to Global on preset dates through July of 2002. Pursuant to that Investment Agreement, the Company borrowed $590,000 from Mr. Smith and issued to Mr. Smith, as additional consideration for lending such amounts to the Company, warrants to purchase up to 393,333 shares of our Common Stock at an exercise price of $1.50 per share, exercisable for three years from the date of the loan. The Company issued its promissory notes with respect to the borrowed amounts, each bearing interest at 8% per annum, due six months after the date of the note or, if earlier, upon the Company’s obtaining permanent equity financing and secured by a pledge of substantially all of the assets of the Company. As more fully described under Item 11, on March 18, 2002 the Company entered into a consulting agreement with Mr. Smith, and agreed to issue 252,000 shares of its common stock to him as payment for his services.

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

     On March 30, 2002, as more fully described under Item 11., the Company issued options to purchase its common stock to Messrs. Richardson and Toomey as part of the agreement under which they joined the Company.

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

     On October 2, 2002, the Company, Quest Capital, Mr. Smith, and Messrs. Richardson and Toomey entered into an Investment Agreement that superseded and replaced (including as to any remaining unfunded commitments) the financing arrangements reflected in the above described Investment Agreements with Quest Capital, Mr. Smith, and Messrs. Richardson and Toomey. Pursuant to the new Investment Agreement, Quest Capital agreed to lend the Company $200,000, in addition to its prior 2002 loans of $120,000 (which remain outstanding), Mr. Richardson agreed to lend the Company $74,004, in addition to his prior 2002 loans of $130,000 (which remain outstanding), Mr. Toomey agreed to lend the Company $56,003, in addition to his prior 2002 loans of $85,000 (which remain outstanding), and Mr. Smith agreed to lend the Company $270,000, in addition to his prior 2002 loans of $590,000 (which remain outstanding). The new Investment Agreement provides that, with respect to each new loan, the

Company will issue its promissory note bearing interest at 8% per annum, due April 1, 2003 or, if earlier, the date the Company has raised at least $2,700,000 in cash proceeds from equity financing and secured by an equal priority pledge of substantially all of the assets of the Company. The maturity dates of all then outstanding loans from these persons to the Company were also simultaneously amended to match these revised maturity date terms. With respect to each loan, the Company is required to issue to the respective lender a warrant to purchase a specified number of shares at an exercise price of $1.00 per share, exercisable for three years from the date of the loan. Pursuant to this agreement, as of December 31, 2002, Quest Capital had lent the Company $200,000 and had received warrants to purchase 1,600,000 shares, Mr. Richardson had lent the Company $74,004 and had received warrants to purchase 592,004 shares, Mr. Toomey had lent the Company $56,003 and has received warrants to purchase 448,003 shares, and Mr. Smith had lent the Company $170,000 and had received warrants to purchase 680,000 shares, in each case on the terms called for by the new Investment Agreement.

     Global currently holds the exclusive rights to nine U.S. patents and eight patent-pending applications pursuant to a series of agreements with the inventors of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. For all but one of the patents, these agreements are with Mr. Thomas Hebert, an officer of the Company and the beneficial owner of 1,456,205 shares (or about 11%) of the Company’s Common Stock. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments will begin in 2004 and will be tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid to Mr. Hebert beginning in 2004. Minimum royalties under the Company’s patent agreements with Mr. Hebert, as in effect on the date of this report, would amount to $110,000 in 2004, increasing each year until reaching $700,000 in 2010 and following years. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s right to manufacture and sell products incorporating the patented technology. Most of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed as part of this report (exhibits marked have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit no.	Description

3.1(5)	Amended Certificate of Incorporation dated December 31, 2002, as filed in the office of the Secretary of State, State of Delaware on January 6, 2003.

3.2(5)	Bylaws (As amended by the Company’s Board of Directors on December 10, 2002).

4.1 (5)	Global Energy Group, Inc. 2001 Equity Incentive Plan (as amended and ratified by the Company’s stockholders on December 10, 2002)

10.1**	Employment agreement — Richardson

10.2**	Employment agreement -Toomey

10.3**	Consulting agreement — Wiles

10.4**	Consulting agreement — Cornett

10.5**	Proxy and Voting Agreement

10.6+	Investment Agreement dated March 30, 2002

Exhibit no.	Description

10.7+	Registration Rights Agreement

10.8+	Agreement with the Technical Research and Development Authority

10.9++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 4,599,870

10.10++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 5,970,728

10.11++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,070,423

10.12++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,116,048

10.13++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,167,715

10.14++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,237,359

10.15++	Patent Licensing Agreement with Mr. Noel Davis – Patent No. 6,000,170

10.16++	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,442,903

10.17++	Investment Agreement dated October 2, 2002

10.18 (6)	Investment Agreement dated January 30, 2003

10.19 (5)	Patent Assignment Agreement with Mr. Thomas Hebert – Patent No. 6,460,358 B1

21.1**	Subsidiaries of the Company

23.1 (5)	Consent to use of Report of Independent Certified Public Accountants

99.1(5)	Certification by Management

*	Previously filed; incorporated by reference as indicated.

**	Previously filed; incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as originally filed on April 11, 2002.

+	Previously filed; incorporated by reference to the same-numbered exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-86208, originally filed on April 12, 2002, as subsequently amended.

++	Previously filed; incorporated by reference to the same-numbered exhibit to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2001, as originally filed on November 26, 2002.

(5)	Filed herewith

(6)	Previously filed; incorporated by reference to the same-numbered exhibit to the Company’s Amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2002, as originally filed on February 14, 2003.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002, the period covered by this report:

None.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President/Chief

Executive Officer along with the Company’s Executive Vice President/Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President/Chief Executive Officer along with the Company’s Executive Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC

By:	/s/ Joseph H. Richardson

Joseph H. Richardson President, Chief Executive Officer and Chairman

Date: April 14, 2003

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph H. Richardson Joseph H. Richardson	April 14, 2003 Date
President, Chief Executive Officer, Chairman
(principal executive officer, director)

/s/ Peter E. Toomey Peter E. Toomey	April 14, 2003 Date
Executive Vice President – Chief Financial Officer
(principal financial officer, principal accounting
officer, director)

/s/ Richard E. Wiles Richard E. Wiles	April 14, 2003 Date
(director)

CERTIFICATIONS

I, Joseph H. Richardson, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Global Energy Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 14, 2003

/s/ Joseph H. Richardson Name: Joseph H. Richardson
Title: Chief Executive Officer

I, Peter E. Toomey, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Global Energy Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

April 14, 2003

/s/ Peter E. Toomey Name: Peter E. Toomey
Title: Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

PAGE

Independent Auditors Report	F-2
Balance sheets as of December 31, 2002 (consolidated) and December 31, 2001 (consolidated and restated)	F-3 & 4
Statements of operations for the years ended December 31, 2002 (consolidated) and December 31, 2001 (consolidated and restated)	F-5
Statements of cash flows for the years ended December 31, 2002 (consolidated) and December 31, 2001 (consolidated and restated)	F-6
Statements of stockholders’ equity (deficit) for the years ended December 31, 2002 (consolidated) and December 31, 2001 (consolidated and restated)	F-7
Notes to Consolidated Financial Statements	F-8 to 19

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Global Energy Group, Inc.
Odessa, Florida

We have audited the accompanying balance sheets of Global Energy Group, Inc., as of December 31, 2002 (consolidated) and December 31, 2001 (consolidated and restated) and the related statements of operations, cash flows and stockholders’ equity (deficit) for the years ended December 31, 2002 (consolidated) and December 31, 2001 (consolidated and restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Global Energy Group, Inc. at December 31, 2002 (consolidated) and December 31, 2001 (consolidated and restated) and the results of its operations, and its cash flows for the years ended December 31, 2002 (consolidated) and December 31, 2001 (consolidated and restated) in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note Q to the financial statements, Global Energy Group, Inc. changed its method of accounting for long-term contracts and royalties payable as of December 31, 2001. Accordingly, the 2001 financial statements have been restated to correct the error.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,977,693 during the year ended December 31, 2002, and must find alternative sources for capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described more fully in Note R to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baumann, Raymondo & Company, P.A. BAUMANN, RAYMONDO & COMPANY, P.A. Tampa, Florida January 30, 2003

GLOBAL ENERGY GROUP, INC.
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

		Consolidated and
	Consolidated	Restated
ASSETS	2002	2001

CURRENT ASSETS
Cash	$7,613	$334,308
Accounts receivable	6,680	—
Cost and estimated earnings in excess of billings	—	63,524
Inventory	219,880	69,018
Prepaid expenses	7,170	24,200

Total current assets	241,343	491,050

FURNITURE AND EQUIPMENT,
net of accumulated depreciation of $23,852 in 2002 and $8,009 in 2001	63,396	61,509

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $14,710 in 2002 and $7,227 in 2001	122,447	101,377

Total other assets	129,652	108,582

TOTAL ASSETS	$434,391	$661,141

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
BALANCE SHEETS (Continued)
AT DECEMBER 31, 2002 AND 2001

		Consolidated and
	Consolidated	Restated
	2002	2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$398,049	$44,438
Convertible debenture payable	—	500,000
Royalty payable, current portion	51,000	196

Total current liabilities	449,049	544,634

LONG TERM LIABILITIES
Royalty payable, net of current portion	153,728	205,450
Promissory notes payable, net of unamortized discount	1,043,521	—

Total long term liabilities	1,197,249	205,450

TOTAL LIABILITIES	1,646,298	750,084

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,589,851 and 12,626,335 shares issued and outstanding in 2002 and 2001, respectively	13,590	12,626
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	4,820,125	3,006,360
Common stock subscription receivable	—	(40,000)
Retained (deficit)	(6,045,622)	(3,067,929)

Total stockholders’ equity (deficit)	(1,211,907)	(88,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$434,391	$661,141

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

		Consolidated and
	Consolidated	Restated
	2002	2001

REVENUES	$164,422	$108,238
COST OF GOODS SOLD	158,109	84,458

GROSS PROFIT	6,313	23,780

OPERATING EXPENSES
Consulting	420,042	724,899
Salaries and benefits	1,121,525	231,204
Legal and accounting	266,378	77,718
Research and development	125,963	72,963
Sales and marketing	63,381	62,560
General and administrative	426,552	122,483

TOTAL OPERATING EXPENSES	2,423,841	1,291,827

LOSS BEFORE OTHER INCOME (EXPENSES)	(2,417,528)	(1,268,047)

OTHER INCOME (EXPENSE)
(Loss) on sale of assets	(3,195)	—
Interest income	—	963
Amortization of discount on notes payable	(506,974)	—
Interest (expense)	(49,996)	(32,567)

TOTAL OTHER (EXPENSE)	(560,165)	(31,604)

LOSS BEFORE INCOME TAXES	(2,977,693)	(1,299,651)
INCOME TAXES	—	—

NET LOSS	$(2,977,693)	$(1,299,651)

LOSS PER COMMON SHARE
Basic	$(0.22)	$(0.13)

Fully diluted	$(0.22)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,427,499	10,091,654

Fully diluted	13,427,499	10,091,654

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

		Consolidated and
	Consolidated	Restated
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,977,693)	$(1,299,651)

Adjustments to reconcile net loss to cash (used) in operating activities:
Common stock issued for services	242,856	630,842
Stock options issued to employees	172,564
Interest on notes converted to common stock	10,849	18,094
Loss on the sale of assets	3,195	—
Amortization	514,457	4,406
Depreciation	16,360	4,302
(Increase) decrease in assets:
Accounts receivable	(6,680)	35,611
Costs and estimated earnings in excess of billings	63,524	(63,524)
Inventory	(150,862)	(48,356)
Prepaid expenses	17,030	(24,200)
Increase in security deposits	—	(6,355)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	353,611	(116,128)

Total adjustments	1,236,904	434,692

Net cash (used) in operating activities	(1,740,789)	(864,959)

CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of certificate of deposit	—	30,000
Acquisition of patents and related costs	(28,553)	(51,466)
Proceeds from the sale of assets	2,500	—
Acquisition of furniture and equipment	(23,942)	(60,903)

Net cash (used) in investing activities	(49,995)	(82,369)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	40,000	—
Proceeds from royalty payable	—	30,000
Proceeds from convertible debenture	—	500,000
Proceeds from promissory notes	1,425,007	30,000
Repayment of promissory notes	—	(30,000)
Repayment of royalty payable	(918)	—
Proceeds from issuance of common stock	—	750,000

Net cash provided by financing activities	1,464,089	1,280,000

NET (DECREASE) INCREASE IN CASH	(326,695)	332,672
CASH, BEGINNING OF THE PERIOD	334,308	1,636

CASH, END OF THE PERIOD	$7,613	$334,308

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

			ADDITIONAL
	COMMON		PAID–IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

BALANCE DECEMBER 31, 2000 (Restated)	8,793,592	$8,794	$1,378,206	$(1,768,278)	$(381,278)
Common stock issued for Services($1.22 per share)	310,984	311	378,956	—	379,267
Common stock issued for Cash($.92 per share)	270,424	270	249,730	—	250,000
Issuance of common shares pursuant to exchange of Preacquisition shares	603,938	604	(604)	—	—
Common stock issued for Services($.52 per share)	55,000	55	28,495	—	28,550
Common stock issued for Cash($.25 per share)	1,966,062	1,966	498,034	—	500,000
Common stock issued to employees for consulting Services($.41 per share)	550,000	550	222,475	—	223,025
Common stock issued in exchange for cancellation of stockholders notes ($3.29 per share)	76,335	76	251,068	—	251,144
Subscription receivable	—	—	—	—	(40,000)
Net loss for the year	—	—	—	(1,299,651)	(1,299,651)

BALANCE DECEMBER 31, 2001 (Consolidated and Restated)	12,626,335	12,626	3,006,360	(3,067,929)	(88,943)

Stock subscription received	—	—	—	—	40,000
Common stock issued to convert debenture($1.00 per share)	510,849	511	510,338	—	510,849
Common stock issued for Services($0.48 per share)	420,000	420	201,978	—	202,398
Issue stock options to employees	—	—	172,564	—	172,564
Common stock issued for royalties owed($3.21 per share)	4,667	5	14,995		15,000
Common stock issued for Services($0.77 per share)	25,000	25	19,169	—	19,194
Common stock issued in lieu of cash for board members fees($2.09 per share)	3,000	3	6,261	—	6,264
Issue debt with detachable Warrants for cash	—	—	888,460	—	888,460
Net loss for the year	—	—	—	(2,977,693)	(2,977,693)

BALANCE DECEMBER 31, 2002 Consolidated	13,589,851	$13,590	$4,820,125	$(6,045,622)	$(1,211,907)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

Nature of Operations

Global Energy Group, Inc. was organized under the laws of the State of Delaware on October 5, 1999. Global Energy & Environmental Research, Inc., was organized under the laws of the State of Florida on February 16, 1998 (collectively referred to as “Global Energy”).

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

Reverse Merger Method of Accounting

In 2001 following the acquisition, the former management of GEER became the management of Global Energy and the former stockholders of GEER were issued approximately 94% of the outstanding shares of Global Energy’s $0.001 par value common stock. In accordance with accounting principles generally accepted in the United States of America, Global Energy’s acquisition of GEER has been accounted for as a reverse merger. As a result, GEER has been treated as the acquiring entity and Global Energy has been treated as the acquired entity for accounting purposes.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of Global Energy Group, Inc. and its wholly owned subsidiary Global Energy & Environmental Research, Inc. All significant inter-company accounts and transactions have been eliminated.

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

Accounts Receivable

Global Energy’s trade accounts receivable result from the sale of its products and services with its projects, and consist primarily of amounts due from both private companies and governmental entities. Global Energy uses the allowance method to account for uncollectible accounts receivable.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

Financial Instruments

Global Energy estimates that the fair value of all financial instruments at December 31, 2002 and 2001 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Patents

The costs associated with the internal development of Global Energy’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 17 year period, consistent with current patent lives. Amortization expense for the years ended 2002 and 2001 were $7,483 and $4,406, respectively.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

Global expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2002 and 2001 was $3,621 and $0, respectively.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

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

Mr. Hebert and the other assignor are entitled to royalty payments from the sale of products produced by Global Energy with the patented technology. The royalty to Mr. Hebert are to be paid at the rate of 3 percent of the portions of net revenues received by Global Energy beginning April 1, 2004. Prior to April 1, 2004 there are no amounts due on any of the patents associated with Mr. Hebert. Payment for royalties to the other assignor are at the rate of 8 percent of the portions of net revenues received by Global Energy beginning in 2002. There were no royalties payable prior to 2002 to this individual.

The future minimum royalty payments under these agreements are as follows:

Year Ended December 31,	Amount

2003	$10,000
2004	120,000
2005	220,000
2006	335,000
2007	460,000
2008	580,000
2009	660,000
Annually Thereafter	710,000

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE D — FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 2002 and 2001 is summarized as follows:

	2002	2001

Machinery and equipment	43,421	$30,735
Office equipment	43,827	38,783

	87,248	69,518
Less accumulated depreciation	(23,852)	(8,009)

Net furniture and equipment	$63,396	$61,509

Depreciation expense for the years ended December 31, 2002 and 2001 was $17,730 and $4,302, respectively.

NOTE E — INVESTMENT IN INVESTEE

Global Energy acquired a 25% interest in the common stock of Global Energy & Environmental Research Limited (“LTD”), an entity formed in the United Kingdom. Global Energy acquired its common stock interest in LTD in exchange for the future distribution rights of its technological equipment to potential customers in the United Kingdom. Hence, there is no cost basis in the investment. Global Energy accounts for its investment in the investee using the equity method which is cost, as adjusted for Global Energy’s proportionate share of earnings or losses. Condensed financial information of the investee for the year ended May 31, 2002 is as follows:

Sales	$0
Gross Profit	$(2,182)
Net income (loss) from continuing operations	$(43,740)
Net income (loss)	$(43,740)

The other beneficial owner of LTD is also a shareholder of Global Energy.

NOTE F — PROMISSORY NOTES

During the year ended December 31, 2002 two shareholders and two officers of Global Energy made loans to the company totaling $1,425,007. These loans bear interest at 8% which accrues until the maturity date, and they are secured by a lien on substantially all of the company’s assets. The maturity date of all of the notes was extended to February 1, 2004. At December 31, 2002 the amount of the promissory notes and the accrued interest associated with them were $1,425,007 and $45,132, respectively. These loans were issued with detachable warrants which resulted in a discount on the notes payable of $888,460. At December 31, 2002, the amount of the unamortized discount on the notes was $381,486.

During the year ended December 31, 2001 shareholders made advances to Global Energy totaling $30,000. The $30,000 loan was not evidenced by promissory notes and was repaid during the same year.

On December 27, 2001, Global Energy issued 35,001 shares of its $0.001 par value common stock in exchange for the cancellation of these promissory notes and accrued interest of $10,165.

At December 31, 2000, Global Energy was obligated to a trust, which was wholly owned by the largest shareholder of Global Energy. The note bears interest at an original rate of 12% and a past due rate of 18%. The note was to mature on August 5, 2000. Certain officers of Global Energy personally guaranteed the note. At December 31, 2000, the amount of the promissory note and the accrued interest associated with this note amounted to $103,050 and $28,391, respectively.On December 27, 2001, Global Energy issued 41,334 shares of its $0.001 par value common stock in exchange for the cancellation of this promissory note and accrued interest of $47,929.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE G — CONVERTIBLE DEBENTURE PAYABLE

On September 27, 2001, Global Energy borrowed $500,000 from an unrelated third party secured by a 6% convertible debenture originally due November 30, 2001. The debenture is convertible into Global Energy’s $0.001 par value common stock at $1 per share through the debenture’s maturity date. The maturity date of the debenture was subsequently extended to February 28, 2002. On February 7, 2002, the holders of the debenture converted the principal and accrued interest into 510,849 shares of Global Energy’s $0.001 par value common stock.

NOTE H — AMENDMENT OF ARTICLES OF INCORPORATION

During the year ended December 31, 2002, Global Energy approved an amendment to its articles of incorporation to create a classified Board of Directors. Under the new structure, there are three classes for the Board, each serving three year terms.

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

NOTE I — INCOME TAXES

For income tax purposes Global Energy has a net operating loss carryover of $5,641,370, which can be used to offset future federal and state taxable income through 2016 as indicated below. In addition, Global Energy has available general business credits that arose from research activities which can be used to offset future federal income tax through 2016 as follows:

Year ended December 31,	Losses	Credits

2013	$1,033,297	$6,699
2014	251,039	6,259
2015	515,927	4,957
2021	1,355,345	5,000
2022	2,485,762	188

Total	$5,641,370	$23,103

The potential tax benefit of these losses and credits is estimated as follows:

Future tax benefit	$1,128,274
Valuation allowance	(1,128,274)

Future tax benefit	$—

At December 31, 2002 and 2001, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE J — LOSS PER SHARE

Global Energy has reported basic loss per share based on the weighted average number of shares outstanding for the period. Global Energy cannot report fully diluted loss per share including the shares reserved for the options, warrants, or the conversion of the 6% convertible debenture even though they are common stock equivalents, as the effect of this would be anti-dilutive. Global will include the effect of this dilution in the calculation of fully diluted earnings per share only upon actual conversion, or to the extent they are not anti-dilutive.

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

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE K — EQUITY INCENTIVE PLAN (Continued)

On November 4, 2002 Global Energy granted options to an employee to purchase a total of 7,500 shares of its common stock. The exercise price was $0.75 per share, and the options vest one year from the grant date.

NOTE L — STOCK ISSUANCES

During the year ended December 31, 2001, and prior to the effective date of the merger, GEER issued 310,984 ($1.22 per share) and 270,424($.92 per share) shares (as adjusted for the reverse-merger) of its common stock for $379,267 in services and $250,000 in cash, respectively. The effect of these issuances is reflected in the cash flows statements as cash and non-cash transactions respectively.

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

On November 30, 2002, Global issued 15,000 shares of its $. 001 par value common shares for services. The value of the stock was determined based on a fair market analysis of the underlying shares.

NOTE M — COMMITMENTS AND CONTINGENCIES

Royalties

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”) on December 6,1999, Global Energy is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. In addition, the royalty payments have priority over all existing and future obligations obtained from all other sources. The amount funded by TRDA was $207,113,as of December 31, 2002 and 2001.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE M — COMMITMENTS AND CONTINGENCIES (Continued)

In accordance with the agreement, royalty payments to TRDA are based on 5% of the gross sales of certain of its products in any calendar year. Royalty payments are due quarterly, beginning with the calendar quarter after the quarter in which products are sold. The payments continue for a period of five years with annual renewals until such time as the repayment to TRDA is complete. At the time payments are made to TRDA, royalty expense equal to 2/3rds of each payment is recorded. Royalty expense to TRDA for the years ended December 31, 2002 and 2001 amounted to $1,836 and $4,406, respectively. In the event the agreement terminates for cause, Global Energy has the option to repay the obligation immediately, or convert the obligation into an interest bearing promissory note.

The total obligation to TRDA at December 31, 2002 is $614,184, which consists of the unpaid funded liability of $204,728 and related royalty expense of $409,456. The estimated future maturities of this payable are as follows:

Year Ended December 31,	Amount

2003	$153,000
2004	382,500
2005	78,684
2006	0
Thereafter	0

Total	$614,184

Operating Leases

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

Global Energy leases certain computer equipment under a three-year lease which commenced on October 24, 2002 at the rate of $220 per month plus applicable Florida sales tax.

The future maturities of minimum lease payments under these leases are as follows:

Year ended December 31,	Amount

2003	$102,773
2004	105,591
2005	108,259
Thereafter	108,663

Total	$425,286

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE M — COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements

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

The agreements may be terminated by the Company either with good cause or without good cause, respectively (as defined in the agreements). Terminations without good cause would require payment of accrued compensation and benefits plus a lump-sum severance payment amounting to compensation that otherwise would be earned through the end of the then current term.

The future salary payments under these agreements are as follows:

Year ended December 31,	Amount

2003	$262,500
2004	312,500
2005	81,250

Total	$656,250

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

NOTE O — SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

In fiscal 2002 the Company issued promissory notes with detachable common stock warrants. When debt with detachable stock purchase warrants is issued, a portion of the proceeds should be allocated to the warrants and recorded as paid in capital. The amount allocated should be based upon the relative fair market value of the two securities at the time they are issued. The Company recorded a non-cash discount and additional paid in capital in the amount of $888,460 respectively. The unamortized discount of the promissory notes was $381,486 at December 31, 2002.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001

NOTE O — SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION (Continued)

For the years ended December 31, 2002 and 2001, cash interest expense of $46 and $0 was paid. Additionally, no income taxes were paid during these periods.

In connection with the acquisition of Global Energy & Environmental Research, Inc., Global Energy issued 9,375,000 shares of its $0.001 par value common stock in exchange for 100% of the outstanding common stock of that company.

NOTE P — ECONOMIC DEPENDENCY — MAJOR CUSTOMER

Global Energy sold a substantial portion of its products to one customer during 2002 and 2001, respectively. Sales to this customer aggregated $83,207 and $64,938, in 2002 and 2001 respectively. At December 31, 2002 and 2001, amounts due from this customer included in accounts receivable were $821 and $64,938, respectively.

NOTE Q — CORRECTION OF AN ERROR

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

NOTE R — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through December 31, 2002. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is currently seeking outside funding through various sources, including through debt and/or the sale of equity in the Company. However, there is no guarantee that management will be successful in procuring any outside funding, or if such funding does become available, that such funding will be on terms acceptable to the Company.