Form 10QSB
period 2003-03-31
GLOBAL ENERGY GROUP INC
filed 2003-05-14
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2003

☐   Transition report under Section 13 or 15(d) of the Exchange Act

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

Yes   ☒    No   ☐

As of March 31, 2003, there were 13,589,851 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format:     Yes   ☐    No   ☒

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS
Ex-99.1 CEO & CFO Certifications

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Reference is made to the financial statements included in this report beginning on page F-1 immediately following the certifications page of this report, which financial statements are hereby incorporated by reference into this Item 1.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the ability to raise needed financing, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects have been and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

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

Income Statement – Results of Operations

Three months ended March 31, 2003 compared to 2002

Revenues for the three months ended March 31, 2003 increased by $13,773 from the prior year, to $82,616. This increase was primarily due to increased sales of the company’s EER+ products during the 2003 period. The increased volume of sales also increased the cost of goods sold, from $55,680 to $57,840. The gross profit for the current quarter of $24,776 represented an increase of $11,613 from the prior year’s amounts. This increase was due to the higher sales volume, and also due to an increase in the gross profit margin percentage to 30%, from 19% during the same quarter in 2002. The gross profit margin percentage improved because of a more favorable mix of (higher profit margin) goods sold during 2003.

Operating expenses for the three months ended March 31st decreased by 15% from $894,252 a year ago to $757,327 during 2003. The decrease of $136,925 was driven mainly by decreased spending for consulting, research and development, and legal and accounting expenses. All of these expense decreases were caused by lower volumes of work effort during the 2003 period, as compared to 2002. These decreases were part of a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year. These decreases were partially offset by an increase in spending on salaries and benefits of $206,569, or 58%. This increase in salaries expense was caused by an increase in the number of employees from the comparable period in 2002 as the Company completed its management team.

The operating loss decreased by $148,538, or 17%, from the prior year due to the combination of the factors stated above.

Interest expense during the three months ended March 31, 2003 totaled $33,944, as compared to $3,974 a year ago. This increase was due to the significantly higher debt levels during the 2003 period. The amortization of the discounts on notes payable of $225,739 during 2003 brought the total for other expenses to 259,683, as compared to $3,974 during 2002. The net loss for the period increased from ($885,063) a year ago to ($992,234) for the three months ended March 31, 2003. The weighted average number of common shares outstanding during 2003 increased by 5%, or approximately 664,000 shares, due to new shares issued later in the 2002 year. The net loss per share therefore remained unchanged, at ($0.07).

Commitments

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at March 31, 2003 was $612,978, which consisted of the unpaid funded liability of $204,326 and related royalty expense of $408,652. The estimated future maturities of this payable are shown in the table below.

In connection with the Company’s rights to use its patents, there are associated minimum royalties due for each patent. If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent. The table below presents the minimum royalties due, based upon the patents the Company has the rights to pursue as of the date of this report.

The Company has a current material commitment with its landlord. Global Energy leases a 20,540 square foot facility in an industrial park in Odessa, Florida. The lease is for an initial period of five years with an automatic renewal clause for each additional year. The current lease amount is $4.87 per square foot annually ($8,329 monthly, including rent, insurance, taxes and other pass through items), increasing each year on the anniversary of the lease. The company also has a small lease for computer equipment. These lease payment amounts are included in the table below, under the heading “operating leases.”

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of March 31, 2003.

	Payments due by Period

		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years

Royalty payable to TRDA	612,980	153,000	459,980	0	0
Minimum royalty payments under patent assignments	8,415,000	0	320,000	775,000	7,320,000
Notes payable	1,895,007	1,895,007	0	0	0
Operating leases	399,594	103,478	212,738	83,378	0

Total contractual cash obligations	11,322,581	2,151,485	992,718	858,378	7,320,000

Liquidity And Capital Resources

For the three months ended March 31, 2003

For the three months ended March 31, 2003, the Company incurred a net loss of $992,234 for the reasons described above. Of this loss, over $233,000 was either amortization or depreciation expense, and $172,564 was an expense for stock options given to employees, and so did not represent a use of cash. Increases in accounts payable, and decreases in inventory, offset by increases in accounts receivable and prepaid expense items, brought the total for net cash used in operations to a use of $(422,717).

Net cash invested during 2003 consisted solely of investments in patents of $10,403.

Net cash from financing during 2003 included the issuance of notes payable totaling $470,000, net of discounts of $276,625. On January 30, 2003, Global entered into a new Investment Agreement with two of its existing investors, Mr. Robert Smith and Quest Capital Alliance, L.L.C. Under the terms of this Agreement, Mr. Smith and Quest agreed to fund an additional $575,000 in a series of advances through June 1, 2003, under substantially the same terms as the notes payable previously issued during 2002. The maturity dates of all of the existing notes were extended to February 1, 2004, or if earlier, upon a significant equity raise. As a part of this agreement, two of the Company’s officers, Mr. Richardson and Mr. Toomey, agreed to defer their salaries through the end of April 2003. Any amounts deferred bear interest at 8%, but are not secured by any liens on the Company’s assets. Additionally, Mr. Richardson and Mr. Toomey each voluntarily advanced the Company $10,000 in short-term advances which bear interest at 8%, are due on demand and are unsecured.

Prospectively

The liquidity needs of the Company for the remainder of 2003 are expected to continue to arise mostly from the company’s operating activities and in part from capital expenditures for patents and for some additional lab equipment. As of May 1, 2003, Global had approximately $7,000 in cash with which to satisfy its future liquidity requirements. At its currently planned level of operations, the Company would require a minimum of approximately $1.5 million for the entire year 2003 to fund its base spending for operating expenses, consisting mainly of salaries and occupancy expenses.

From April 1, 2003 to the date of this report, the Company has raised $75,000 by issuing additional notes payable with detachable warrants under the Investment Agreement. The actual amount of financing that will be needed for the remainder of 2003 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in 2003, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and/or operating expenses will be within targeted levels. The expected liquidity needs are based in part upon a targeted increase in gross profit margin percentage to 29%, compared to the Company’s historical gross profit margins of 12% in 2000, 22% in 2001 and 4% during 2002. The gross profit margin percentage is expected to increase beyond historical levels as the number of sales and the total revenues increase, allowing the Company to take advantage of selected economies of scale in the purchasing of components and in production costs.

In addition to the funds from the Investment Agreement, the Company plans to satisfy its liquidity requirements for the balance of 2003 through additional equity and debt financing. The Company has no bank lines of credit. As of the date of this report, Global has been exploring opportunities for securing up to $4.0 million of additional equity or debt financing for the preceding eight months. During this time, Global has not succeeded in raising equity, but it has raised over $1.3 million in debt under a series of Investment Agreements, as described above. Global will need to obtain additional funds from investors when the remaining funds available under the existing Investment Agreement have been borrowed. If Global is unable to obtain further debt or equity financing, it would not be able to continue operations as currently conducted and could not continue to operate as a going concern.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description

99.1	Certification by Management

(b)	Reports on Form 8-K:

A Form 8-K was filed by the Company dated February 21, 2003 and filed February 27, 2003, reporting the resignation of Dr. Peter Fox-Penner as a member of the Board of Directors.

A Form 8-K was filed by the Company dated April 28, 2003 and filed May 14, 2003, reporting the resignation of Mr. Richard Wiles as a member of the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

	By:	/s/ Peter E. Toomey

Peter E. Toomey Executive Vice President – Chief Financial Officer (principal financial officer, principal accounting officer, director)

Date: May 14, 2003

CERTIFICATIONS

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

May 14, 2003

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

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ Peter E. Toomey

Name: Peter E. Toomey Title: Chief Financial Officer

The accompanying unaudited financial statements of Global Energy Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended March 31, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated balance sheets as of March 31, 2003 (unaudited) and December 31, 2002 (audited)	F-2 & 3
Consolidated (unaudited) statements of operations for the three months ended March 31, 2003 and March 31, 2002 (restated)	F-4
Consolidated (unaudited) statements of cash flows for the three months ended March 31, 2003 and March 31, 2002 (restated)	F-5
Consolidated statements of stockholders’ (deficit) for the three months ended March 31, 2003 (unaudited) and the year ended December 31, 2002 (audited)	F-6
Notes to Consolidated Financial Statements	F-7 to 9

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$44,092	$7,613
Accounts receivable	61,279	6,680
Inventory	185,297	219,880
Prepaid expenses	18,324	7,170

Total current assets	308,992	241,343

FURNITURE AND EQUIPMENT, net of accumulated depreciation of $28,214 in 2003 and $23,852 in 2002	59,034	63,396

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $18,594 in 2003 and $14,710 in 2002	128,966	122,447

Total other assets	136,171	129,652

TOTAL ASSETS	$504,197	$434,391

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT MARCH 31, 2003 AND DECEMBER 31, 2002

	March 31,	December 31,
	2003	2002

CURRENT LIABILITIES
Accounts payable and accrued expenses	$535,061	$398,049
Deferred compensation — officers and employees	57,126	—
Royalty payable, current portion	51,000	51,000

Total current liabilities	643,187	449,049

LONG TERM LIABILITIES
Royalty payable, net of current portion	153,326	153,728
Promissory notes payable, net of unamortized discount	1,462,636	1,043,521

Total long term liabilities	1,615,962	1,197,249

TOTAL LIABILITIES	2,259,149	1,646,298

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,589,851 shares issued and outstanding in 2003 and in 2002	13,590	13,590
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	5,269,314	4,820,125
Retained (deficit)	(7,037,856)	(6,045,622)

Total stockholders’ (deficit)	(1,754,952)	(1,211,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$504,197	$434,391

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended March 31,

		(Restated)
	2003	2002

REVENUES	$82,616	$68,843
COST OF GOODS SOLD	57,840	55,680

GROSS PROFIT	24,776	13,163

OPERATING EXPENSES
Consulting	46,100	243,603
Salaries and benefits	563,734	357,165
Legal and accounting	33,108	76,631
Research and development	6,286	72,848
Sales and marketing	15,742	38,822
General and administrative	92,357	105,183

TOTAL OPERATING EXPENSES	757,327	894,252

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(732,551)	(881,089)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	(225,739)	—
Interest (expense)	(33,944)	(3,974)

TOTAL OTHER (EXPENSE)	(259,683)	(3,974)

(LOSS) BEFORE INCOME TAXES	(992,234)	(885,063)
INCOME TAXES	—	—

NET (LOSS)	$(992,234)	$(885,063)

LOSS PER COMMON SHARE
Basic	$(0.07)	$(0.07)

Fully diluted	$(0.07)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,589,851	12,925,650

Fully diluted	13,589,851	12,925,650

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,

		(Restated)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(992,234)	$(885,063)

Adjustments to reconcile net loss to cash (used) in operating activities:
Common stock issued for services	—	374,962
Stock options issued to employees	172,564	—
Interest on notes converted to common stock	—	10,849
Amortization	229,623	1,733
Depreciation	4,362	3,933
(Increase) decrease in assets:
Accounts receivable	(54,599)	(24,907)
Costs and estimated earnings in excess of billings	—	63,524
Inventory	34,583	(44,398)
Prepaid expenses	(11,154)	(20,177)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	194,138	190,700

Total adjustments	569,517	556,219

Net cash (used) in operating activities	(422,717)	(328,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(10,403)	(8,822)
Acquisition of furniture and equipment	—	(12,646)

Net cash (used) in investing activities	(10,403)	(21,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	—	40,000
Proceeds from promissory notes	470,000	—
Repayment of royalty payable	(401)	—

Net cash provided by financing activities	469,599	40,000

NET (DECREASE) INCREASE IN CASH	36,479	(310,312)
CASH, BEGINNING OF THE PERIOD	7,613	334,308

CASH, END OF THE PERIOD	$44,092	$23,996

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2003
AND FOR THE YEAR ENDED DECEMBER 31, 2002

			ADDITIONAL
	COMMON		PAID–IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance December 31, 2001 (Restated)	12,626,335	$12,626	$3,006,360	$(3,067,929)	$(88,943)
Stock subscription received	—	—	—	—	40,000
Common stock issued to convert debenture ($1.00 per share)	510,849	511	510,338	—	510,849
Common stock issued for services ($0.48 per share)	420,000	420	201,978	—	202,398
Issue stock options to employees	—	—	172,564	—	172,564
Common stock issued for royalties owed ($3.21 per share)	4,667	5	14,995		15,000
Common stock issued for services ($1.54 per share)	25,000	25	19,169	—	19,194
Common stock issued in lieu of cash for board members’ fees ($2.09 per share)	3,000	3	6,261	—	6,264
Issue debt with detachable warrants for cash	—	—	888,460	—	888,460
Net loss for the year	—	—	—	(2,977,693)	(2,977,693)

Balance December 31, 2002	13,589,851	$13,590	$4,820,125	$(6,045,622)	$(1,211,907)
Issue debt with detachable warrants for cash	—	—	276,625	—	276,625
Issue stock options to employees	—	—	172,564	—	172,564
Net loss for the quarter	—	—	—	(992,234)	(992,234)

Balance March 31, 2003	13,589,851	$13,590	$5,269,314	$(7,037,856)	$(1,754,952)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the period ended December 31, 2002.

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

Revenue and Cost Recognition

Global Energy recognizes revenue principally from sales of equipment and to a lesser degree, from contracts for both the sale and installation of equipment, respectively as follows:

Equipment sales
The Company’s transactions that are equipment sales alone are documented by either a purchase order or a distribution agreement, in each case signed by the Company’s customer. Both of these documents include the Company’s customary terms and conditions of sale. Under these customary terms, title to the product passes when the Company delivers the equipment to the shipper – the Company’s customer is responsible for the product from this point on. The Company provides no separate return rights (other than the limited return rights under the Company’s warranty). The Company typically offers payment terms of “net 30” to qualified buyers. New customers must complete a credit application, and the Company performs a credit review of the customer prior to any significant grant of credit. The Company records revenue when title to the product is transferred pursuant to shipping terms.

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

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Earnings (Loss) Per Share

Global Energy records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share”. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period.

Product Warranties

The Company records an estimated cost of product warranty at the time the revenue is recognized. Management records a warranty reserve of 1% of sales based on their own experience, and an analysis of other HVAC manufacturers that use the same or similar components in their products. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B — PROMISSORY NOTES

During the three months ended March 31, 2003, two shareholders of Global Energy made loans to the Company totaling $450,000. These loans bear interest at 8%, which accrues until the maturity date, and they are secured by a lien on substantially all of the Company’s assets. The maturity date of these notes is February 1, 2004 or, if earlier, upon Global Energy obtaining permanent equity financing. These loans were issued with detachable warrants, which resulted in a discount on the notes payable. When debt with detachable stock purchase warrants is issued, a portion of the proceeds is allocated to the warrants and is recorded as paid in capital. In association with the notes payable issued during 2003, the Company recorded a non-cash discount and additional paid in capital in the amount of $276,625 respectively. The unamortized discount of the promissory notes was $ 432,371 at March 31, 2003.

During the three months ended March 31, 2003, two officers of the Company also made loans to the Company in the amount of $10,000 each. These loans bear interest at 8%, are unsecured and are due on demand.

NOTE C — WARRANT ISSUANCES

Between April 16, 2002 and June 16, 2002, Global entered into multiple promissory note obligations with two of its major shareholders, as described under Note B, above. The promissory notes also came with detachable warrants for the purchase of Global’s common stock at the rate of 1 warrant for each $0.25 or $0.50 of promissory notes. The warrants have an exercise price of either $1.00 or $0.50 per warrant and expire in three years. Global issued 1,180, 001 warrants during 2003 in connection with these promissory notes.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

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

NOTE E — EQUITY INCENTIVE PLAN

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

On January 6, 2003 Global Energy granted options to an employee to purchase a total of 7,500 shares of its common stock under this plan. The exercise price was $0.75 per share, and the options vest one year from the grant date.

NOTE F — GOING CONCERN

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