Form 10QSB
period 2003-06-30
GLOBAL ENERGY GROUP INC
filed 2003-07-22
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2003

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

Yes   ☒      No   ☐

As of June 30, 2003, there were 13,589,851 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format:    Yes  ☐      No  ☒

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
Certification of Management
Certification of Management
Certification of Management

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

Income Statement – Results of Operations

Six months ended June 30, 2003 compared to 2002

Revenues for the six months ended June 30, 2003 decreased by $30,568 from the prior year, to $101,444. This decrease was primarily due to decreased sales of the company’s EER+ products during the 2003 period. The decreased volume of sales also decreased the cost of goods sold, from $104,041 to $75,738. The gross profit for this period of $25,706 represented a decrease of $2,265 from the prior year’s amounts. This decrease was due to the lower sales volume, and was only partially offset by an increase in the gross profit margin percentage to 25%, from 21% during the same period in 2002. The gross profit margin percentage improved because of a more favorable mix of (higher margin %) goods sold during 2003.

Operating expenses for the six months ended June 30th decreased by 21% from $1,456,335 a year ago to $1,150,237 during 2003. This decrease of $306,098 was caused by lower volumes of work effort during the 2003 period, as compared to 2002, in consulting, legal and accounting, and research and development expenses. These decreases were part of a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year. These decreases were partially offset by an increase in spending on salaries and benefits of $179,061, or 28%. This increase in salaries expense was caused by an increase in the number of employees from the comparable period in 2002 as the company completed its management team.

The operating loss decreased by $303,833, or 21%, from the prior year due to the combination of the factors stated above.

Interest expense during the six months ended June 30, 2003 totaled $77,914, as compared to $9,337 a year ago. This increase was due to the significantly higher debt levels during the 2003 period. The amortization of discounts on notes payable of $361,809 during 2003 brought the total for other expenses to $439,723, as compared to $123,876 during 2002. The net loss for the six months ended June 30, 2003 increased from ($1,552,240) a year ago to ($1,564,254). The weighted average number of common shares outstanding during 2003 increased by 5%, or approximately 703,000 shares, due to new shares issued in the 2002 year. The net loss per share for 2003 thus remained unchanged from the 2002 period, at ($0.12).

Three months ended June 30, 2003 compared to 2002

Revenues for the three months ended June 30, 2003 decreased by $40,811 from the prior year, to $22,358. This decrease was primarily due to decreased sales of the company’s EER+ products during the 2003 period. The decreased volume of sales also decreased the cost of goods sold, from $48,361 to $19,110. The gross profit for this period of $3,248 represented a decrease of $11,560 from the prior year’s amount. This decrease was due to the lower sales volume, and a decrease in the gross profit margin percentage to 15%, from 23% during the same period in 2002. The low volume of sales during the quarter caused the costs per unit to be higher than during the same period in the prior year, reducing the gross profit margin percentage.

Operating expenses for the three months ended June 30th decreased by 28% from $562,083 a year ago to $404,794 during 2003. This decrease of $157,289 was driven mainly by decreased spending for each of the operating expense line items. Lower volumes of work effort caused all of these expense decreases during the 2003 period, as compared to 2002. As noted above, these decreases were part of a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year.

The operating loss decreased by $145,729, or 27%, from the prior year due to the combination of the factors stated above.

Interest expense during the three months ended June 30, 2003 totaled $43,970, as compared to $5,363 a year ago. This increase was due to the significantly higher debt levels during the 2003 period. The amortization of the discounts on notes payable of $136,070 during 2003 brought the total for other expenses to $180,040, as compared to $119,902 during 2002. The net loss for three months ended June 30, 2003 decreased from ($667,177) a year ago to ($581,586). The weighted average number of common shares outstanding during 2003 increased by 3%, or approximately 411,000 shares, due to new shares issued in the 2002 year. The net loss per share during this period in 2003 therefore decreased by $0.01, from ($0.05) to ($0.04).

Commitments

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at June 30, 2003 was $612,980, which consisted of the unpaid funded liability of $204,327 and related royalty expense of $408,653. The estimated future maturities of this payable are shown in the table below.

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

The Company has a current material commitment with its landlord. Global Energy leases a 20,540 square foot facility in an industrial park in Odessa, Florida. The lease is for an initial period of five years with an automatic renewal clause for each additional year. The current lease amount is $4.87 per square foot annually ($8,329 monthly, including rent, insurance, taxes and other pass through items), increasing each year on the anniversary of the lease. The company also has two leases for computer and forklift equipment. These lease payment amounts are included in the table below, under the heading “operating leases.”

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of June 30, 2003.

		Payments due by Period

		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years

Royalty payable to TRDA	612,980	153,000	459,980	0	0
Minimum royalty payments under patent assignments	8,415,000	0	320,000	775,000	7,320,000
Notes payable	2,102,007	2,102,007	0	0	0
Operating leases	381,914	105,899	218,821	57,194	0

Total contractual cash obligations	11,511,901	2,360,906	998,801	832,194	7,320,000

Liquidity And Capital Resources

For the Six months ended June 30, 2003

For the six months ended June 30, 2003, the Company incurred a net loss of $1,564,254 for the reasons described above. Of this loss, over $374,000 was either amortization or depreciation expense, and so did not represent a use of cash. Increases in accounts payable, and decreases in inventory, offset by increases in accounts receivable and prepaid expense items, brought the total for net cash used in operations to a use of $(654,704).

The Company implemented a plan during 2003 to reduce its cash spending on operating expenses as much as possible. This plan includes: (i) reducing the amounts spent on product development and research and development, (ii) reducing the number of employees, from 13 full time and five part time at year-end to just nine currently, (iii) closing its Western regional sales office, and (iv) beginning a plan of employee compensation deferral, where the employees have voluntarily taken reductions in their cash pay until such time in the future that the Company has more cash resources to repay them. The Company has accrued interest on the amounts due to employees at 8%. This produced the deferred compensation balance of $139,329 as of June 30, 2003. Despite the cash conserved by these efforts, the Company has accumulated a balance of $336,851 in accounts payable, and these accounts due have aged in most cases beyond the terms originally agreed to by the Company.

Net cash invested during 2003 consisted solely of investments in patents of $13,339.

Net cash from financing during this period included the issuance of notes payable totaling $677,000, net of discounts of $335,266. Of these loans, $610,000 were made by two existing investors in Global, Mr. Robert Smith and Quest Capital Alliance, L.L.C. under the terms of two Investment Agreements. The maturity dates of all of the existing notes payable were extended to February 1, 2004, or if earlier, upon a significant equity raise. As a part of this agreement, two of the Company’s officers, Mr. Richardson and Mr. Toomey, agreed to defer their salaries through the end of April 2003. The amounts deferred bear interest at 8%, but are not secured by any liens on the Company’s assets. Mr. Richardson and Mr. Toomey have continued to defer most of their salaries through the date of this report under the same terms. Additionally, they have also advanced the Company $40,000 and $27,000, respectively, in short-term advances, to cover some of the Company’s operating expenses. These advances bear interest at 8%, are due on demand and are unsecured.

Prospectively

As a result of slower sales and the inability to secure adequate additional funding, the Company anticipates that it may not have sufficient financial resources to meet its obligations during the remainder of 2003 and may not be able to continue as a going concern.

The liquidity needs of the Company for the remainder of 2003 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for patents. As of June 30, 2003, Global had approximately $16,000 in cash with which to satisfy its future liquidity requirements. After the cost reduction measures taken by the Company over the past few months, as more fully described above, the Company anticipates that it will need at least $850,000 to continue in operation for the remainder of 2003.

As the Company has previously reported, it does not yet generate sufficient revenues from the sale of products to support its business operations and does not anticipate being in a position to support itself solely through sales of products in the near future. Therefore, to carry out its business plan to commercialize its proprietary technology, it must rely upon new investment to support its product development, production and sales programs.

Over the last several months, the Company has made a substantial effort to attract additional investment, but to date has been unsuccessful. The Company’s management is continuing to try to secure additional investment, as described below, but it can not predict if this can be accomplished.

Also over the last several months, the Company has made progress in the development of its sales program. The Company sells its products primarily through organizations that are engaged in the business of selling products that improve the energy efficiency of lighting, heating and air-conditioning. As a result of this effort, the Company is in discussion with its sales representatives regarding a number of potential sales for its products. At this point, the Company cannot make any assurances that any of these sales will be completed; however, if some of these occur within the remaining months of 2003, it will assist in alleviating some of the Company’s liquidity situation.

In response to this situation, the Company has taken numerous steps to reduce expenses, as described above. While these steps have helped, if the Company does not secure additional funding in the very near future and increase the sales of its products, it will have to take more drastic measures to conserve cash. This could include such actions as further reducing its work force and changing its strategy away from commercialization, productions and sales of products containing its proprietary technology, to one focusing on licensing its technology to others.

The Company also will consider withdrawing the Company’s common stock from registration with the Securities and Exchange Commission (“SEC”). Although this would make the Company’s common stock generally ineligible for trading in the public stock markets, it would suspend the Company’s obligation to file periodic reports with the SEC thereby eliminating the expense of preparing those reports.

If these steps are not adequate, the Company will not be able to continue operations and would not continue as a going concern.

As stated above, the Company anticipates that it will need at least $850,000 to continue operations for the remainder of 2003. The amount needed from new investors will be impacted by the proceeds from any sales that are made during the last half of 2003. From July 1, 2003 to the date of this report, the Company has raised $35,000 by issuing new shares of common stock to investors. In addition, the Company is still due $65,000 in funds under the Investment Agreement described above, although it does not know when, or if, those funds will be received by the Company.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.	Description

99.1	Certification by Management
99.2	Certification by Management
99.3	Certification by Management

(b)	Reports on Form 8-K:

The Company filed an 8-K on June 20, 2003 to report that a press release issued by an unrelated third party was improperly attributed to the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By:	/s/ Peter E. Toomey

Peter E. Toomey Executive Vice President – Chief Financial Officer (principal financial officer, principal accounting officer, director)

Date: July 22, 2003

The accompanying unaudited financial statements of Global Energy Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended June 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated balance sheets as of June 30, 2003 (unaudited) and December 31, 2002 (audited)	F-2 & 3
Consolidated (unaudited) statements of operations for three months and six months ended June 30, 2003 and June 30, 2002 (restated)	F-4
Consolidated (unaudited) statements of cash flows for the six months ended June 30, 2003 and June 30, 2002 (restated)	F-5
Consolidated (unaudited) statements of stockholders’ (deficit) for the three and six months ended June 30, 2003 and June 30, 2002 (restated)	F-6
Notes to Consolidated Financial Statements	F-7 to 9

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$16,169	$7,613
Accounts receivable	16,239	6,680
Inventory	210,936	219,880
Prepaid expenses	18,384	7,170

Total current assets	261,728	241,343

FURNITURE AND EQUIPMENT, net of accumulated depreciation of $32,405 in 2003 and $23,852 in 2002	54,843	63,396

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $18,762 in 2003 and $14,710 in 2002	131,734	122,447

Total other assets	138,939	129,652

TOTAL ASSETS	$455,510	$434,391

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT JUNE 30, 2003 AND DECEMBER 31, 2002

	June 30,	December 31,
	2003	2002

CURRENT LIABILITIES
Accounts payable	$336,850	$314,197
Accrued expenses	272,488	83,852
Deferred compensation – officers and employees	139,329	—
Royalty payable, current portion	51,000	51,000
Promissory notes payable, net of unamortized discount	1,747,065	1,043,521

Total current liabilities	2,546,732	1,492,570

LONG TERM LIABILITIES
Royalty payable, net of current portion	153,327	153,728

Total long term liabilities	153,327	153,728

TOTAL LIABILITIES	2,700,059	1,646,298

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,589,851 shares issued and outstanding in 2003 and in 2002	13,590	13,590
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	5,351,736	4,820,125
Retained (deficit)	(7,609,875)	(6,045,622)

Total stockholders’ (deficit)	(2,244,549)	(1,211,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$455,510	$434,391

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2003 AND JUNE 30, 2002

	For the three months ended June 30:		For the six months ended June 30:

		(Restated)		(Restated)
	2003	2002	2003	2002

REVENUES	$22,358	$63,169	$101,444	$132,012
COST OF GOODS SOLD	19,110	48,361	75,738	104,041

GROSS PROFIT	3,248	$14,808	$25,706	$27,971

OPERATING EXPENSES
Consulting	5,840	44,540	41,940	288,143
Salaries and benefits	257,004	284,512	820,738	641,677
Legal and accounting	40,865	75,542	73,973	152,173
Research and development	5,680	20,851	11,966	93,699
Sales and marketing	430	4,345	16,172	43,167
General and administrative	94,975	132,293	185,448	237,476

TOTAL OPERATING EXPENSES	404,794	562,083	1,150,237	1,456,335

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(401,546)	(547,275)	(1,124,531)	(1,428,364)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	(136,070)	(111,345)	(361,809)	(111,345)
Interest (expense)	(43,970)	(5,363)	(77,914)	(9,337)
(Loss) on sale of assets	—	(3,194)	—	(3,194)

TOTAL OTHER (EXPENSE)	(180,040)	(119,902)	(439,723)	(123,876)

(LOSS) BEFORE INCOME TAXES	(581,586)	(667,177)	(1,564,254)	(1,552,240)
INCOME TAXES	—	—	—	—

NET (LOSS)	$(581,586)	$(667,177)	$(1,564,254)	$(1,552,240)

LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.05)	$(0.12)	$(0.12)

Fully diluted	$(0.04)	$(0.05)	$(0.12)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,589,851	13,178,591	13,589,851	12,886,393

Fully diluted	13,589,851	13,178,951	13,589,851	12,886,393

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND JUNE 30, 2002

	For the six months ended June 30,

		(Restated)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,564,254)	$(1,552,240)

Adjustments to reconcile net loss to cash (used) in operating activities:
Common stock issued for services	—	410,766
Stock options issued to employees	196,345	—
Interest on notes converted to common stock	—	10,849
Amortization of disc. on notes payable	361,809	111,345
Amortization	4,053	3,456
Depreciation	8,553	7,862
(Increase) decrease in assets:
Accounts receivable	(9,559)	(25,338)
Costs and estimated earnings in excess of billings	—	63,524
Inventory	8,944	(34,738)
Prepaid expenses	(11,214)	5,985
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	350,619	92,943

Total adjustments	909,550	646,654

Net cash (used) in operating activities	(654,704)	(905,586)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(13,339)	(22,020)
Acquisition of furniture and equipment	—	(14,330)

Net cash (used) in investing activities	(13,339)	(36,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	—	40,000
Proceeds from promissory notes	677,000	585,000
Repayment of royalty payable	(401)	(634)

Net cash provided by financing activities	676,599	624,366

NET (DECREASE) INCREASE IN CASH	8,556	(317,570)
CASH, BEGINNING OF THE PERIOD	7,613	334,308

CASH, END OF THE PERIOD	$16,169	$16,738

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE THREE AND SIX MONTH PERIODS
ENDED JUNE 30, 2003 AND JUNE 30, 2002

	For the three months ended June 30:		For the six months ended June 30:

		(Restated)		(Restated)
	2003	2002	2003	2002

Common stock and paid in capital
Balance, beginning of period	$5,282,904	$3,904,798	$4,833,715	$3,018,986
Common stock issued	—	35,804	—	921,616
Warrants issued	82,422	486,199	531,611	486,199

Balance, end of period	$5,365,326	$4,426,801	$5,365,326	$4,426,801

Retained earnings
Balance, beginning of period	$(7,028,289)	$(3,952,992)	$(6,045,621)	$(3,067,929)
Net Loss	(581,586)	(667,177)	(1,564,254)	(1,552,240)

Balance, end of period	$(7,609,875)	$(4,620,169)	$(7,609,875)	$(4,620,169)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

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

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Product Warranties

The Company records an estimated cost of product warranty at the time the revenue is recognized. Management records a warranty reserve based upon a percentage of sales based on their own experience, and an analysis of other HVAC manufacturers that use the same or similar components in their products. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE B — PROMISSORY NOTES

During the six months ended June 30, 2003, two shareholders of Global Energy made loans to the company totaling $610,000. These loans bear interest at 8%, which accrues until the maturity date, and they are secured by a lien on substantially all of the company’s assets. The maturity date of these notes is February 1, 2004 or, if earlier, upon Global Energy obtaining permanent equity financing. These loans were issued with detachable warrants, which resulted in a discount on the notes payable. When debt with detachable stock purchase warrants is issued, a portion of the proceeds is allocated to the warrants and is recorded as paid in capital. In association with the notes payable issued during 2003, the Company recorded a non-cash discount and additional paid in capital in the amount of $335,266. The unamortized discount of the promissory notes was $354,942 at June 30, 2003.

During the six months ended June 30, 2003, two officers of the Company, Mr. Richardson and Mr. Toomey, made loans to the Company in the amount of $40,000 and $27,000, respectively. These loans bear interest at 8%, are unsecured and are due on demand.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2003

NOTE C — WARRANT ISSUANCES

During the six months ended June 30, 2003, Global entered into multiple promissory note obligations with two of its major shareholders, as described under Note B, above. The promissory notes also came with detachable warrants for the purchase of Global’s common stock at the rate of 1 warrant for each $0.25 or $0.50 of promissory notes. The warrants have an exercise price of either $1.00 or $0.50 per warrant and expire three years from their issue dates. Global issued 1,500,001 warrants during 2003 in connection with these promissory notes.

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

NOTE F — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through June 30, 2003. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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