Form 10QSB
period 2003-09-30
GLOBAL ENERGY GROUP INC
filed 2003-11-20
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2003

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

Yes ☒   No ☐

As of September 30, 2003, there were 13,800,707 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

PART I — FINANCIAL INFORMATION
PART II — OTHER INFORMATION
SIGNATURES
CONSOLIDATED BALANCE SHEETS
GLOBAL ENERGY GROUP, INC. CONSOLIDATED BALANCE SHEETS (continued) AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
GLOBAL ENERGY GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
GLOBAL ENERGY GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
GLOBAL ENERGY GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
GLOBAL ENERGY GROUP, INC. NOTES TO FINANCIAL STATEMENTS September 30, 2003
Ex-31.1 Section 302 CEO Certification
Ex-32.1 Section 906 CEO Certification

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to, availability of additional financing, increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company’s results and prospects have been and may further be described in the Company’s prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

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

Income Statement – Results of Operations

Nine months ended September 30, 2003 compared to 2002

Revenues for the nine months ended September 30, 2003 increased by $34,049 from the prior year, to $182,832. This increase was primarily due to increased sales of the company’s EER+ and Inventor Series products during the 2003 period. The increased volume of sales also increased the cost of goods sold, from $116,745 to $150,282. The gross profit for this period of $32,550 represented an increase of $512 from the prior year’s amounts. This increase was due to the higher sales volume, and was only partially offset by a decrease in the gross profit margin percentage to 18%, from 22% during the same period in

2002. The gross profit margin percentage decreased because of a few large orders with discounted margins during 2003.

Operating expenses for the nine months ended September 30th decreased by 26% from $1,940,321 a year ago to $1,435,006 during 2003. This decrease of $505,315 was caused by lower volumes of work effort during the 2003 period, as compared to 2002, in consulting, legal and accounting, and research and development expenses. These decreases were part of a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year. These decreases were partially offset by an increase in spending on salaries and benefits of $112,048, or 13%. This increase in salaries expense was caused by an increase in the number of employees from the comparable period in 2002 as the Company completed its management team.

The operating loss decreased by $505,827, or 27%, from the prior year due to the combination of the factors stated above.

Interest expense during the nine months ended September 30, 2003 totaled $124,156, as compared to $24,176 a year ago. This increase was due to the significantly higher debt levels during the 2003 period. The amortization of discounts on notes payable of $520,507 during 2003 brought the total for other expenses to $644,663, as compared to $455,024 during 2002. The net loss for the nine months ended September 30, 2003 decreased from ($2,363,307) a year ago to ($2,047,119). The weighted average number of common shares outstanding during 2003 increased by 4%, or approximately 542,000 shares. The net loss per share for 2003 thus decreased to ($0.15) per share, from ($0.18) during 2002.

Three months ended September 30, 2003 compared to 2002

Revenues for the three months ended September 30, 2003 increased by $64,617 from the prior year, to $81,388. This increase was primarily due to increased sales of the company’s EER+ and Inventor Series products during the 2003 period. The increased volume of sales also increased the cost of goods sold, from $12,704 to $74,544. The gross profit for this period of $6,845 represented an increase of $2,778 from the prior year’s amount. This increase was due to the higher sales volume, and a decrease in the gross profit margin percentage to 8%, from 24% during the same period in 2002. The gross profit margin percentage decreased because of a few large orders with discounted margins during the third quarter of 2003.

Operating expenses for the three months ended September 30th decreased by 41% from $483,986 a year ago to $284,770 during 2003. This decrease of $199,216 was attributed to decreased spending for each of the operating expense line items. As noted above, these decreases were part of a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year.

The operating loss decreased by $201,994, or 42%, from the prior year due to the combination of the factors stated above.

Interest expense during the three months ended September 30, 2003 totaled $46,241, as compared to $14,839 a year ago. This increase was due to the significantly higher debt levels during the 2003 period. The amortization of the discounts on notes payable of $158,698 during 2003 brought the total for other expenses to $204,939, as compared to $331,148 during 2002. The net loss for three months ended September 30, 2003 decreased from ($811,067) a year ago to ($482,864). The weighted average number of common shares outstanding during 2003 increased by 4%, or approximately 550,000 shares. The net loss per share during this period in 2003 therefore decreased by $0.02, from ($0.06) to ($0.04).

Commitments

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at September 30, 2003 was $612,980, which consisted of the unpaid funded liability of $204,327 and related royalty expense of $408,653. The estimated future maturities of this payable are shown in the table below.

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

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of September 30, 2003.

		Payments due by Period

		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years

Royalty payable to TRDA	612,980	153,000	459,980	0	0
Minimum royalty payments under patent assignments	8,415,000	0	320,000	775,000	7,320,000
Notes payable	2,257,007	2,257,007	0	0	0
Operating leases	381,914	105,899	218,821	57,194	0

Total contractual cash obligations	11,666,901	2,515,906	998,801	832,194	7,320,000

Liquidity And Capital Resources

For the Nine months ended September 30, 2003

For the nine months ended September 30, 2003, the Company incurred a net loss of $2,047,119 for the reasons described above. Of this loss, $204,091 was for the expense of issuing employee stock options and over $538,000 was either amortization or depreciation expense, and so did not represent a use of cash. Increases in accounts payable, and decreases in inventory, offset by increases in accounts receivable and prepaid expense items, brought the total for net cash used in operations to a use of $(877,171).

The Company implemented a plan during 2003 to reduce its cash spending on operating expenses as much as possible. This plan includes: (i) reducing the amounts spent on product development and research and development, (ii) reducing the number of employees, from 13 full time and five part time at year-end to just six currently, (iii) closing its Western regional sales office, and (iv) beginning a plan of employee compensation deferral, where the employees have voluntarily taken reductions in their cash pay until such time in the future that the Company has more cash resources to repay them. The Company has accrued interest on the amounts due to employees at 8%. This produced the deferred compensation balance of $372,160 as of September 30, 2003. Despite the cash conserved by these efforts, the Company has accumulated a balance of $307,346 in accounts payable, and these accounts due have aged in most cases beyond the terms originally agreed to by the Company.

Net cash invested during 2003 consisted of investments in patents of $13,339 and property of $1,681.

Net cash from financing during this period included the issuance of notes payable totaling $832,000, net of discounts of $430,560. Of these loans, $610,000 were made by two existing investors in Global, Mr. Robert Smith and Quest Capital Alliance, L.L.C. under the terms of two Investment Agreements. The maturity dates of all of the existing notes payable were extended to February 1, 2004, or if earlier, upon a significant equity raise. As a part of this agreement, two of the Company’s former officers, Mr. Richardson and Mr. Toomey, agreed to defer their salaries through the end of April 2003. The amounts deferred bear interest at 8%, but are not secured by any liens on the Company’s assets. Mr. Richardson and Mr. Toomey deferred most of their salaries through the date of their resignations from the Company. Additionally, they have also advanced the Company $40,000 and $27,000, respectively, in short-term advances, to cover some of the Company’s operating expenses. These advances bear interest at 8%, are due on demand and are unsecured.

The Company has received limited funding in the form of short-term loans from a new strategic partner, Global Energy Acquisition Group, L.L.C. (GEAG). As of September 30, 2003, GEAG loaned the Company $155,000 in unsecured loans. As of the date of this filing, GEAG has loaned the Company an additional $131,500. As additional consideration for the financing, the Company has issued GEAG warrants with the right to purchase up to 2.29 million shares of common stock at a price of $0.10 per share, exercisable immediately and for a period of seven years for the date of issuance. All of the funds provided by GEAG already have been used pay corporate expenses and to make payments to vendors. The Company continues to be in an extremely tight cash situation. As previously announced, the Company will not be able to continue operations unless additional financing is obtained in the immediate future. The Company has had preliminary discussions with GEAG regarding the possibility of obtaining additional debt or equity funding, but as yet there are no agreements calling for such additional financing and none may be provided.

Prospectively

As a result of slower sales and the inability to secure adequate additional funding, the Company anticipates that it may not have sufficient financial resources to meet its obligations during the remainder of 2003 and may not be able to continue as a going concern.

The liquidity needs of the Company for the remainder of 2003 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for patents. As of September 30, 2003, Global had $771 in cash with which to satisfy its future liquidity requirements. After the cost reduction measures taken by the Company over the past few months, as more fully described above, the Company anticipates that it would need at least $850,000 to continue in operation for the next year.

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

The Company has made a substantial ongoing effort to attract additional investment, but to date has been unsuccessful other than obtaining the limited financing described above. The Company’s management is continuing to try to secure additional investment, as described below, but it can not predict if this can be accomplished.

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

As stated above, the Company anticipates that it will need at least $850,000 to continue operations for the next year. The amount needed from new investors will be impacted by the proceeds from any sales that are made during the last half of 2003. From July 1, 2003 to the date of this report, the Company has raised $53,750 by issuing new shares of common stock to investors.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description

31.1	Certification by Management
32.1	Certification by Management

(b) Reports on Form 8-K:

The Company filed an 8-K on August 19, 2003 to report the election of a new Director to the Board, and two management changes. The Company filed an 8-K on September 30, 2003 to report the appointment of a new President and Director for the Company, and the resignation of the individual who had been the executive vice president and chief financial officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By: /s/ Carlos Coe

(principal accounting officer)

Date: November , 2003

The accompanying unaudited financial statements of Global Energy Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended September 30, 2003 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

INDEX TO FINANCIAL STATEMENTS

PAGE

Consolidated balance sheets as of September 30, 2003 (unaudited) and December 31, 2002 (audited)	F-2 & 3

Consolidated (unaudited) statements of operations for three months and nine months ended September 30, 2003 and September 30, 2002 (restated)	F-4

Consolidated (unaudited) statements of cash flows for the nine months ended September 30, 2003 and September 30, 2002 (restated)	F-5

Consolidated (unaudited) statements of stockholders’ (deficit) for the three and nine months ended September 30, 2003 and September 30, 2002 (restated)	F-6

Notes to Consolidated Financial Statements	F-7 to 9

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash	$771	$7,613
Accounts receivable	41,790	6,680
Inventory	192,706	219,880
Prepaid expenses	18,725	7,170

Total current assets	253,992	241,343

FURNITURE AND EQUIPMENT,
net of accumulated depreciation of $36,568 in 2003 and $23,852 in 2002	52,361	63,396

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $20,829 in 2003 and $14,710 in 2002	129,667	122,447

Total other assets	136,872	129,652

TOTAL ASSETS	$443,225	$434,391

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

	September 30,	December 31,
	2003	2002

CURRENT LIABILITIES
Accounts payable	$307,346	$314,197
Accrued expenses	164,547	83,852
Deferred compensation – officers and employees	372,160	—
Royalty payable, current portion	51,000	51,000
Promissory notes payable, net of unamortized discount	1,965,379	1,043,521

Total current liabilities	2,860,432	1,492,570

LONG TERM LIABILITIES
Royalty payable, net of current portion	153,327	153,728

Total long term liabilities	153,327	153,728

TOTAL LIABILITIES	3,013,759	1,646,298

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,800,707 shares issued and outstanding in 2003 and 13,589,851 in 2002	13,801	13,590
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Additional paid-in capital	5,508,405	4,820,125
Retained (deficit)	(8,092,740)	(6,045,622)

Total stockholders’ (deficit)	(2,570,534)	(1,211,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$443,225	$434,391

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	For the three months ended		For the nine months ended
	September 30:		September 30:

		(Restated)		(Restated)
	2003	2002	2003	2002

REVENUES	$81,388	$16,771	$182,832	$148,783
COST OF GOODS SOLD	74,543	12,704	150,282	116,745

GROSS PROFIT	6,845	$4,067	$32,550	$32,038

OPERATING EXPENSES
Consulting	—	63,291	41,940	351,434
Salaries and benefits	177,304	244,316	998,042	885,994
Legal and accounting	7,941	38,257	81,914	190,430
Research and development	20,129	35,289	32,094	128,988
Sales and marketing	250	13,806	16,422	56,973
General and administrative	79,146	89,027	264,594	326,502

TOTAL OPERATING EXPENSES	284,770	483,986	1,435,006	1,940,321

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(277,925)	(479,919)	(1,402,456)	(1,908,283)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	(158,698)	(316,309)	(520,507)	(427,654)
Interest (expense)	(46,241)	(14,839)	(124,156)	(24,176)
(Loss) on sale of assets	—	—	—	(3,194)

TOTAL OTHER (EXPENSE)	(204,939)	(331,148)	(644,663)	(455,024)
(LOSS) BEFORE INCOME TAXES	(482,864)	(811,067)	(2,047,119)	(2,363,307)
INCOME TAXES	—	—	—	—

NET (LOSS)	$(482,864)	$(811,067)	$(2,047,119)	$(2,363,307)

LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.06)	$(0.15)	$(0.18)

Fully diluted	$(0.04)	$(0.06)	$(0.15)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,733,830	13,183,639	13,638,372	13,096,905

Fully diluted	13,733,830	13,183,639	13,638,372	13,096,905

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	For the nine months ended September 30,

		(Restated)
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,047,119)	$(2,363,307)

Adjustments to reconcile net loss to cash (used) in operating activities:
Common stock issued for services	—	410,766
Stock options issued to employees	204,091	—
Interest on notes converted to common stock	—	10,849
Amortization of disc. on notes payable	520,507	427,655
Amortization	6,119	5,458
Depreciation	12,716	12,054
(Increase) decrease in assets:
Accounts receivable	(35,110)	(12,784)
Costs and estimated earnings in excess of billings	—	63,524
Inventory	27,174	(64,866)
Prepaid expenses and other assets	(11,555)	7,012
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	446,006	253,911

Total adjustments	1,169,948	1,113,579

Net cash (used) in operating activities	(877,171)	(1,249,728)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(13,339)	(31,386)
Acquisition of furniture and equipment	(1,681)	(14,847)

Net cash (used) in investing activities	(15,020)	(46,233)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	53,750	40,000
Proceeds from promissory notes	832,000	925,000
Repayment of royalty payable	(401)	(2,052)

Net cash provided by financing activities	885,349	962,948

NET (DECREASE) INCREASE IN CASH	(6,842)	(333,013)
CASH, BEGINNING OF THE PERIOD	7,613	334,308

CASH, END OF THE PERIOD	$771	$1,295

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE THREE AND NINE MONTH PERIODS
ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	For the three months ended		For the nine months ended
	September 30:		September 30:

		(Restated)		(Restated)
	2003	2002	2003	2002

Common stock and paid in capital
Balance, beginning of period	$5,365,326	$4,426,801	$4,833,715	$3,018,986
Common stock issued	53,750	—	53,750	921,616
Warrants issued	103,130	384,533	634,741	870,732

Balance, end of period	$5,522,206	$4,811,334	$5,522,206	$4,811,334

Retained earnings
Balance, beginning of period	$(7,609,876)	$(4,620,169)	$(6,045,622)	$(3,067,929)
Net Loss	(482,864)	(811,067)	(2,047,118)	(2,363,307)

Balance, end of period	$(8,092,740)	$(5,431,236)	$(8,092,740)	$(5,431,236)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2003

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
September 30, 2003

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

NOTE B — PROMISSORY NOTES

During the nine months ended September 30, 2003, two shareholders of Global Energy made loans to the company totaling $610,000. These loans bear interest at 8%, which accrues until the maturity date, and they are secured by a lien on substantially all of the company’s assets. The maturity date of these notes is February 1, 2004 or, if earlier, upon Global Energy obtaining permanent equity financing. Additionally, a new investor, Global Energy Acquisition Group (GEAG) loaned the company $155,000 on an unsecured basis. All of these loans were issued with detachable warrants, which resulted in a discount on the notes payable. When debt with detachable stock purchase warrants is issued, a portion of the proceeds is allocated to the warrants and is recorded as paid in capital. In association with the notes payable issued during 2003, the Company recorded a non-cash discount and additional paid in capital in the amount of $430,650. The unamortized discount of the promissory notes was $291,628 at September 30, 2003.

During the nine months ended September 30, 2003, two former officers of the Company, Mr. Richardson and Mr. Toomey, made loans to the Company in the amount of $40,000 and $27,000, respectively. These loans bear interest at 8%, are unsecured and are due on demand.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2003

NOTE C — WARRANT ISSUANCES

During the nine months ended September 30, 2003, Global entered into multiple promissory note obligations with two of its major shareholders, and with GEAG, as described under Note B, above. The promissory notes also came with detachable warrants for the purchase of Global’s common stock at the rate of 1 warrant for each $0.125, $0.25 or $0.50 of promissory notes. The warrants have an exercise price of either $1.00, $0.50, or $0.10 per warrant and expire three years or seven years from their issue dates. Global issued 2,740,001 warrants during 2003 in connection with these promissory notes.

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

NOTE F — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through September 30, 2003. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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