Form 10KSB
period 2003-12-31
GLOBAL ENERGY GROUP INC
filed 2004-04-14
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from           to          .

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

Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year. $181,606.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of April 12, 2004, the aggregate market value (based on the last sale price on such date) of Common Stock held by non-affiliates of the registrant was approximately $1,483,000. For purposes of this disclosure, we have considered each officer and director, and each person known to us (by means of filings with the SEC or through our stock transfer records) to own 10% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of the issuer’s common equity, as of the latest practicable date: 13,800,707 shares of Common Stock, par value $.001 per share, as of April 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2003 are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

GLOBAL ENERGY GROUP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended
December 31, 2003

Item	Page
PART I
Cautionary Statement Regarding Forward-Looking Information	1
Item 1. Description of Business	1
Item 2. Description of Property	13
Item 3. Legal Proceedings	13
Item 4. Submission of Matters to a Vote of Security Holders	13
PART II
Item 5. Market for Common Equity and Related Stockholder Matters	13
Item 6. Management’s Discussion and Analysis or Plan of Operation	14
Item 7. Financial Statements	18
Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	18
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	18
Item 10. Executive Compensation	18
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 12. Certain Relationships and Related Transactions	19
Item 13. Exhibits and Reports on Form 8-K	19
Item 14. Controls and Procedures	21
Certificate of Designation, Series A
Certificate of Designation, Series B
Form of Certificate for Common Stock
Form of Certificate for Series A Preferred Stock
Form of Certificate for Series B Preferred Stock
Form Common Stock Purchase Warrant - Series A
Form Common Stock Purchase Warrant - Series B
Common Stock Purchase Warrant
Voting Trust Agreement
Form of Series A Purchase Agreement
Form of Series B Purchase Agreement
Turnaround Services Agreement
Distribution Agreement
License Agreement
Consent to use of Report of Independent CPA
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I.

Cautionary Statement Regarding Forward-Looking Information

     Except where expressly indicated or the context otherwise requires, the “Company,” “Global,” “we,” “our” or “us” when used in this annual report refers to Global Energy Group, Inc., a Delaware corporation, and its predecessors and consolidated subsidiaries. This Report contains forward-looking statements within the meaning of the federal securities laws, including statement using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. Forward-looking statements involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, the risks and uncertainties appearing in this Report under the caption “Risk Factors.”

Item 1. Description of Business.

Overview

     Global Energy Group, Inc. (the “Company” or “Global”) invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration (“HVACR”) industries. We currently hold the rights to seven U.S. patents and seven U.S. patent-pending applications. Using these patents we have been able to develop products that we believe are significantly more energy efficient than those typically available. Our initial product strategy is to market a line of retrofit and new equipment products to the commercial rooftop air conditioning market in the U.S. Over the past several years we have sold our equipment for installation in a number of locations in Florida, California, and Texas. Some of these installations were retrofits to existing air conditioning equipment, while others were entirely new air conditioning systems. These installations have allowed us to refine our equipment design and have provided field verification that our technologies will effectively increase capacity while reducing energy consumption. Each of these initial installations resulted in energy efficiency improvements of 25% or greater (meaning that the installation of our equipment increased the cooling level achieved by at least 25% without increasing energy consumption).

Technology

     Global currently holds the exclusive rights to seven U.S. patents and seven patent-pending applications pursuant to a series of agreements with the inventors of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. These agreements are with Mr. Thomas Hebert, an officer and a shareholder of the Company. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments are scheduled to begin in 2004 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid beginning in 2004. Minimum royalties under the Company’s patent agreements as in effect on the date of this Report total $123,000 in 2004 and increase each year until reaching $700,000 in 2010 and following years. These royalties are included in the costs of our products. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s right to manufacture and sell products incorporating the patented technology. Many of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence. Each of the other patents expire at various times in 2018 through 2020. A brief summary of each patent follows:

U.S. Patent No	Description of Patent
5,970,728	Utilization of multiple staged common circuit compressors to provide for higher heat output from a heat pump at low outside ambient conditions. Heat output is maintained, or even increased, as outside temperatures fall.

6,070,423	A system to provide first, liquid refrigerant subcooling by means of evaporative cooling utilizing the condensate water, and second, a system for providing hot gas discharge refrigerant precooling by means of evaporative cooling. Both combining to give greater capacity without requiring an increase in input power, and even possibly decreasing the required input power.

6,116,048	An evaporator design that provides counterflow temperature conditions to the direction of air flow by sectionalizing the various temperature gradients found in evaporators and arranging the sections to provide a temperature gradient that places the warmest section in front of colder and subsequently colder sections. Provides for optimized heat exchange as well as improved dehumidification.

U.S. Patent No	Description of Patent
6,167,715 B1	A direct refrigerant to ground (geothermal) heat exchange system for subcooling and desuperheating (or postheating in the heat mode of a heat pump) the refrigerant of an air-cooled air conditioner, refrigeration system or heat pump. No secondary fluid or pumping system required. Provides near full geothermal system efficiency.

6,237,359 B1	Provides liquid refrigerant subcooling by utilizing the cold harvest water and/or meltwater discharging from the ice machine to increase ice production capacity of the ice machine.

6,442,903 B1	The structural construction methodology for a greenhouse inflatable insulative covering to be used to reduce heat losses and overheating of greenhouses.

6,460,358 B1	A heat exchanger that reduces an evaporator’s flash gas loss region and reduces the superheat region, allowing for improved heat exchange by the evaporator itself, thereby allowing for increased refrigeration mass flow and therefore increased system refrigeration capacity.

     The patents described above apply only in the United States. The Company has applied for and, in some cases, been granted patent protection on select technologies in foreign countries.

Products

     To date, the Company has completed development of four products, two of which have been commercialized. Currently, our principal products are our EER(+)Plus and Inventor Series 1400 units, which we expect to be the primary sources of our sales revenues during the coming year. The EER(+)Plus is a retrofit unit, designed to be added to existing air conditioning units to boost their performance very cost effectively. The Inventor Series 1400 is a complete unitary packaged air conditioning unit, with our patented technologies incorporated into it. Both of these products utilize generally wasted condensate water and exhaust air produced by all standard air conditioning systems to provide increased capacity and to reduce power consumption. Current plans call for the Company to offer both the EER+ product and the Inventor Series 1400 units in several cooling sizes ranging from 6 to 50 tons. Typically, a commercial building installation requires a ton of air conditioning for every 300-400 square feet. Large buildings would utilize multiple units.

     Our testing of these products has consistently produced improvements in energy efficiency of at least 25% compared to typical other new equipment. If our products replace a customer’s older, worn equipment, we believe the efficiency gains would likely be much higher than 25%. This efficiency improvement reduces energy consumption for air conditioning while maintaining the same cooling level. A sample Inventor Series 1400 unit was certified in May 2002 by the Air Conditioning and Refrigeration Institute (“ARI”), the independent industry group which certifies the energy efficiency ratings of air conditioning units. The Company’s 7.5-ton unit was rated 13.5 EER. Energy Efficiency Ratio, or EER, is a term generally used to define the cooling efficiency of unitary air-conditioning and heat pump systems. EER is defined as the ratio of net cooling capacity (measured by the amount of heat removed in Btu/h) to the total input rate of electric energy applied (measured in watt hours). This efficiency term typically includes the energy requirement of auxiliary systems, such as the indoor and outdoor fans. The higher the EER the more efficient is the system. For products currently marketed in the commercial market EER currently ranges generally from 9.0 to 12.0 according to information obtained from ARI.

     We are currently developing additional products that target the residential and commercial markets, and in the future we plan to expand our product line to include more energy-efficient heat pumps, ice machines and water heaters. However, there is no assurance that we will complete the development or introduction of any new products, and the timing of the introduction of any additional products is not certain.

Competition and Markets

     The Company competes in sale of unitary air conditioning and heat pump equipment in the new construction and replacement markets. While Global’s products will work in many countries around the world, the United States market is currently the Company’s primary focus. According to ARI, 6.80 million and 6.75 million unitary air conditioning units and air-cooled heat pumps were sold in the United States in 2003 and 2002, respectively. Additionally, between 60 million and 70 million air conditioning units and air-cooled heat pumps are currently in service in the United States according to ARI. There are numerous manufacturers of such equipment, and the Company competes with all other manufacturers of HVACR equipment. Almost all of these companies are more established and many are substantially larger than Global and have greater resources. Economies of scale are important in reducing unit production costs, and we are currently is at a disadvantage in this area due to our lack of sales volume.

     While actual pricing will vary based on market conditions and other factors, the Company anticipates that its units generally will be priced higher than competitors’ products. For Global to be successful our products must have a higher value to our customers. Specifically, we believe that the higher price of the product initially must be more than offset by the lower operating expenses the customer incurs while the equipment is in use.

     We provide a warranty on our products covering parts for a period of one year from the date of operation. Compressors are warranted for an additional four years. Global has not incurred material warranty costs to date.

Production

     In the past, Global produced all EER+ Units at their facility in Odessa, Florida. Under an agreement with the Company, Matthews Industries Inc. currently manufactures EER+ Units for Global. Under this agreement, Matthews Industries is responsible for all purchasing, manufacturing, assemble, packaging, warehousing and shipping. Since this agreement has been in place, Matthews Industries has produced approximately 150 units with accessories of various sizes and has the ability to produce the projected number of EER+ Units for the foreseeable future.

     The Inventor Series 1400 units are considerably more complex and more expensive to build than the EER+ units, and Global has arranged to have Matthews Industries manufacture these units. An agreement with Matthews was reached in November 2002, and the production of the first batch of units has been completed. Global believes that Matthews has production capacity available to meet the planned needs of the Company for the foreseeable future.

     In the future, the Company expects to continue to produce its products under its agreement with Matthews Industries. The Company may seek additional arrangements with other contract manufacturers, which Global believes to be readily available. Global believes that all materials and components for the Company’s products are readily available from vendors who sell to the HVAC/R industry generally.

Distribution and Customers

     In connection with loans made to the Company described below under the heading “2004 Financing Transaction,” Global Energy Acquisition Group, L.L.C. (“GEAG”) required that the Company enter into a product distribution agreement with Global Energy Distribution Group, L.L.C. (“GEDG”), an affiliate of GEAG. This agreement grants to GEDC non-exclusive product distribution rights (and, under certain circumstances, manufacturing rights). However, the agreement provides that if aggregate financing provided by GEAG reaches $500,000 GEDG’s distribution rights become exclusive, except for any distribution rights held at the time by other parties. Financing provided by GEAG reached $500,000 in January 2004. Accordingly, GEDG’s distributorship is now an exclusive one, except for any certain distribution rights held by other parties that are described in the next paragraph.

     Other than GEDG, Global currently has four energy service companies, or ESCO’s, as distributors, each of which has entered into a distribution agreement with Global. Each distribution agreement has a term of one-year, and the term automatically renews for additional one-year terms unless the ESCO or Global exercises its right to terminate the agreement. Each ESCO may terminate its agreement with Global by delivering notice of termination at least 30 days before the end of the term in effect at the time. Global may terminate each distribution agreement by delivering to the applicable ESCO notice of termination at least 30 days before the end of the term in effect at the time, unless the ESCO has met certain minimum sales quotas.

     In 2000, Global entered into discussions with two individuals, Mr. Roger Rendall and Mr. Rudolph Hiensch, regarding the sale and distribution of its products in Europe. While a transaction relating to the distribution of the Company’s products in the UK was completed in 2000, to date only nominal sales have occurred. The transaction relating to the distribution of the Company’s products in the remainder of Europe is the subject of a dispute among the Company and Mr. Hiensch. Mr. Heinsch formed a company, GEER B.V. Relying upon a two-page document executed by the parties very early in the discussion period, GEER, B.V. claims that it has the right to sell Global technology within Europe. This document is now the source of the dispute. GEER, B.V. is selling products, which it manufactures, that contain Global’s proprietary technology. The Company has notified Hiensch that this is a violation of the Company’s patents. The parties are in discussions to resolve this matter.

     Over the last several years, our major customers have been a single ESCO, a large direct customer, and a independent sales representatives. The products that have been sold and installed over the past few years have primarily been sold to customers seeking to reduce their overall energy consumption. To combat our lack of resources and brand identity, our marketing and sales strategy focuses on using distributors that have established customer bases.

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

Employees

     The Company currently employs 5 full-time and 4 part-time employees. It is anticipated that additional personnel will be required if the Company expands its operations.

Corporate Information

     The Company’s principal operations office is at 2346 Success Drive, Odessa, Florida 33556, and the Company’s telephone number at that office is (727) 372-3939.

2001 Restructuring

     Global Energy & Environmental Research, Inc. (“GEER”), a Florida corporation and the original operator of our business, was organized in 1998. In October 1999, an individual not related to GEER formed 1stopsale.com Holdings, Inc., a Delaware corporation, which conducted an initial public offering in 2000. Although 1stopsale.com Holdings, Inc. originally was intended to operate an Internet-oriented retail business, it never began that operation.

     In October 2001, GEER and 1stopsale.com entered into a Securities Exchange Agreement. Pursuant to that agreement, (i) shares of 1stopsale.com Holdings, Inc. were issued in exchange for all outstanding shares of GEER, making GEER a wholly owned subsidiary of 1stopsale.com Holdings, Inc., (ii) 1stopsale.com Holdings, Inc. assumed the business operations of GEER, keeping GEER as a subsidiary, and (iii) 1stopsale.com Holdings, Inc. changed its name to “Global Energy Group, Inc. ,” its current name, thereby becoming the Company. This transaction (the “2001 Restructuring”) resulted in the previous owners of GEER giving up their ownership of GEER, which then became a subsidiary of 1stopsale.com Holdings, Inc. In exchange, those individuals gained control of 1stopsale.com Holdings, Inc., which then became the Company.

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

2004 Financing Transaction

     In January 2004, Global’s board of directors approved and Global completed a financing transaction (the “Financing Transaction”), which is described in greater detail in the following sections of this Report. Under the Financing Transaction, Global carried out the following actions:

•	The creation of two new series of preferred stock, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of, or the agreement to issue, up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share:

•	approximately 563,000 shares of Series B Preferred Stock were issued in January 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received warrants to purchase 2 shares of the Company’s common stock at a price of $0.10 per share.

•	approximately 724,000 of these shares have been issued or are issuable in exchange for cash invested in the Company by GEAG through March 2004. For each dollar of cash invested in Series B Preferred Stock, GEAG is entitled to receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	up to 1.2 million shares will be issued in exchange for cash invested by GEAG over the eighteen months following the closing of the Financing Transaction. For each dollar of cash invested in Series B Preferred Stock, GEAG will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The agreement to issue, for cash, of up to 2,000,000 shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also will receive warrants to purchase 10 shares of the Company’s Common Stock at a price of $0.10 per share.

•	The issuance, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in exchange for promissory notes issued for advances previously made by such creditors to the Company, as well as warrants for the Company’s common stock held by those creditors. For each dollar of principal owed under such notes, such creditors also received warrants to purchase 10 shares of the Company’s common stock at a price of $0.30 per share.

•	The entering into of a Turnaround Services Agreement with Turnaround Specialists, L.L.C., which is helping to establish and implement operational, financial, marketing and other policies and procedures. The Company is paying Turnaround Specialists $45,000 per month during the term of the agreement, and Global has delivered to Turnaround Specialists a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey, both of whom serve as directors and officers of the Company.

Background

     In 2003 and the early part of 2004, the Company was in an extremely tight cash situation. All funds previously advanced to or borrowed by the Company already had been used or committed to pay corporate expenses and to make payments to vendors. The Company was unable to pay compensation and other amounts owed to its senior management, and during this period Joseph Richardson (former President, Chief Executive Officer and director) and Peter Toomey (former Executive Vice President, Chief Financial Officer and director) resigned their positions to pursue other opportunities. Without the Financing Transaction the Company would not have been able to continue operations unless additional financing was obtained in the immediate future. In connection with its loans to the Company, GEAG required that Carlos J. Coe be appointed as a director and as Chief Executive Officer of the Company and that John R. Bailey be appointed as a director and as Chief Financial Officer of the Company, taking the places of Mr. Richardson and Mr. Toomey. Currently, Mr. Coe serves as a director and as the Company’s Chief Executive Officer, and Mr. Bailey serves as a director and as the Company’s President, Chief Financial Officer, Chief Operating Officer and Secretary. The Company’s board of directors is currently comprised of Mr. Bailey and Mr. Coe, as well as David E. Webb, Henry M. Burkhalter and Steven Fox.

     In connection with its loans to the Company, GEAG also required that the Company enter into a product distribution arrangement with Global Energy Distribution Group, L.L.C., an affiliate of GEAG, which is described further above under the heading “Distribution.”

Series B Purchase Agreement

     GEAG’s investment obligation is set forth in the Series B Purchase Agreement, the material terms of which are as follows:

     Amount Of Investment. In the first eighteen months after the closing of the Financing Transaction GEAG must purchase at least 2.5 million shares of Series B Preferred Stock in amounts that correspond to the ongoing operational expenses of Global during that period of time. These shares will be purchased for cash and for outstanding 90-day bridge notes issued with respect to loans previously made to the Company. In addition, GEAG has the option to invest an additional $2.0 million, at its discretion, at any time on or before September 15, 2008. Through March 2004, approximately 1.3 million shares of Series B Preferred Stock and warrants for approximately 12.9 million shares of common stock have been issued or are issuable to GEAG.

     Series B Warrants. As additional consideration and as an inducement to make its investment in the Company, stock purchase warrants (“Series B Warrants”) have been and will be issued to GEAG in connection with issuing the Series B Preferred Stock. The Series B Warrants give GEAG the right to purchase shares of common stock at $0.10 per share and are exercisable for seven years from the date of issuance. The Series B Warrants cover ten shares of common stock for each share of Series B Preferred Stock issued for cash and two shares of common stock for each share of Series B Preferred Stock issued in exchange for outstanding 90-day bridge notes of the Company (warrants were issued only with respect to the principal portion of such notes and not the interest portion).

     Use Of Proceeds. GEAG’s investment has been and will be applied to ongoing financial obligations, including dividend and redemption payments on preferred stock and obligations under the Turnaround Services Agreement.

     Limit On GEAG’s Obligation. GEAG will be relieved of its investment obligation at GEAG’s discretion if the Company breaches its obligations under the Series B Purchase Agreement or suffers a material adverse change.

Distribution Arrangements

     In connection with its loans to the Company, GEAG also required that the Company enter into a product distribution arrangement with Global Energy Distribution Group, L.L.C., an affiliate of GEAG, which is described further above under the heading “Distribution.”

Turnaround Services Arrangement

     As a condition to its entering into the Financing Transaction, GEAG required that the Company enter into a Turnaround Services Agreement with Turnaround Specialists, L.L.C. Turnaround Specialists is helping to establish and implement operational, financial, marketing and other policies and procedures. Mr. Coe and Mr. Bailey own and are employed by Turnaround Specialists, which provides the services of those individuals. Currently, Mr. Coe serves as the Company’s Chief Executive Officer, and Mr. Bailey serves as the Company’s President, Chief Financial Officer, Chief Operating Officer and Secretary. Those individuals are compensated only by Turnaround Specialists. They have not received compensation for their services directly from the Company, except that they do participate in Global’s employee benefit plans. They are not expected to receive any such compensation unless Global agrees otherwise.

     Under the Turnaround Services Agreement, the Company pays Turnaround Specialists $45,000 per month. Global also delivered to Turnaround Specialists a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. For services rendered prior to the effectiveness of the Turnaround Services Agreement, the Company paid Turnaround Specialists $100,000, plus $45,000 per month (prorated for partial months) from December 1, 2003 through the effective date of the agreement. Under the Turnaround Services Agreement, Turnaround Specialists will receive a “success fee” of $1 million upon a sale or merger of the Company or its business or any similar transaction.

     A substantial portion (and, under certain circumstances, possibly all) of the financing provided by GEAG may be used to pay Turnaround Specialists. The Turnaround Services Agreement has a term of three years. The Company may not terminate the agreement for at least two years unless Turnaround Specialists breaches the agreement and the breach continues for a period of time. Under some circumstances, if the Company terminates the Turnaround Services Agreement then the Company will be required to pay a termination fee equal to $45,000 multiplied by the number of months remaining in the original term of the agreement.

Series A Purchase Agreements

     As a condition to its entering into the Financing Transaction, GEAG required that the Company’s four principal lenders amount at the time (other than GEAG) exchange loans payable to them (totaling approximately $2.45 million), as well as warrants to purchase up to 5.4 million shares of Company’s common stock, for shares of Series A Preferred Stock. The terms of the transactions with these persons (referred to as the “Series A Holders”) are set forth in four separate documents, each referred to as a Series A Purchase Agreement, the material terms of which are as follows:

     The Series A Holders. Amounts owed to the Series A Holders were secured by a pledge of the Company’s assets. The Series A Holders and the amounts that were owed to them (as well as the warrants held by them) before the closing of the Financing Transaction are as follows:

•	Quest Capital Alliance, L.L.C., a Missouri limited liability company, was owed approximately $571,000 by the Company and held warrants to purchase 2.1 million shares of the Company’s common stock. Steven Fox, who has been appointed to the Company’s Board of Directors, is General Manager and a Principal of Quest. Accordingly, every action or transaction that benefits Quest directly or indirectly benefits Mr. Fox.

•	Robert Smith, an individual, was owed approximately $1.3 million by the Company and held warrants to purchase 2.1 million shares of the Company’s common stock.

•	Joseph H. Richardson, an individual who is a former director and former officer of the Company, was owed approximately $324,000 by the Company and for compensation and reimbursements not yet paid and held warrants to purchase 679,000 shares of the Company’s common stock.

•	Peter E. Toomey, an individual who is a former director and former officer of the Company, was owed approximately $255,000 by the Company and for compensation and reimbursements not yet paid and held warrants to purchase 500,000 shares of the Company’s common stock.

     Investment in Series A Preferred Stock. The amounts (including both principal and interest) and the warrants referred to above were exchanged for shares of Series A Preferred Stock at a purchase price of one share of Series A Preferred Stock for every $1.00 owing by the Company to such person.

     Series A Warrants. As additional consideration and as an inducement to the Series A Holders for Series A Preferred Stock, stock purchase warrants (“Series A Warrants”) were issued to the Series A Holders in connection with issuing the Series A Preferred Stock. The Series A Warrants give the Series A Holders the right to purchase shares of the Company’s common stock at $0.30 per share and are exercisable for seven years from the date of issuance. The Series A Warrants cover ten shares of common stock for each dollar owed (including both principal and interest) by Global to such person before at the time the debt was exchanged for Preferred Stock.

     Voting Trust Agreement. The Series A Holders, the Company and GEAG have entered into a Voting Trust Agreement that, subject to certain exceptions, grants all voting rights in the Series A Preferred Stock to GEAG. Accordingly, GEAG has the right to determine how the shares of Series A Preferred Stock will be voted in elections for directors and other matters brought before a vote of stockholders. The Series A Holders retain the right to direct the voting of the Series A Preferred Stock in certain matters, including in particular any change in the rights of holders of Series A Preferred Stock, any incurrence of additional indebtedness by the Company, and any authorization of any additional class or series of capital stock or any increase in the authorized capital of the Company.

     Transfer Restrictions. The Series A Purchase Agreements generally prohibit any transfer of the Series A Preferred Stock for a period of three years.

     Investment in GEDG. GEDG has offered Quest Capital and Robert Smith an opportunity to purchase an 8% interest in GEDG for $8,000 in cash.

Terms of the Preferred Stock

     The terms of the Series A Preferred Stock and the Series B Preferred Stock were established under two Certificates of Designation which were filed with the Delaware Secretary of State and, upon filing, became part of the Company’s Certificate of Incorporation. The material terms of the Series A Preferred Stock and the Series B Preferred Stock (both series together being referred to as the “Preferred Stock”) are described below. Except as otherwise indicated, the terms of both series of Preferred Stock are substantially identical.

     Voting. The Preferred Stock are entitled to 10 votes per share.

     Dividends. The Preferred Stock earns dividends at 6% per annum, accrued quarterly, calculated on a 360 day per year basis. Dividends accrue and become an obligation of the Company each quarter, regardless of whether declared and regardless of whether the Company has funds available to pay such dividends. Dividends are not to be paid except to the extent the Company has funds legally available for such purpose, and any accrued dividends remain an obligation of the Company until paid.

     Mandatory Redemption. The Company is required to redeem all shares of Preferred Stock during the three years following issuance of the shares. One-third of the shares will be called for redemption on each of the first three anniversary dates of issuance. The redemption price will be the original investment amount plus all accrued but unpaid dividends. In its discretion, the Company may accelerate redemption of the shares. If the Company and the holders of the shares agree, redemption may be deferred. In any event, shares may not be redeemed except to the extent the Company has funds legally available for such purpose.

     Liquidation And Dividend Preference. The Preferred Stock is entitled to a liquidation preference, prior to any payment or distribution with respect to common stock, equal to the amount originally paid for the Preferred Stock plus accrued dividends. No dividends may be paid on the common stock if there are any accrued but unpaid dividends on the Preferred Stock, and no amount may be distributed with respect to common stock in connection with a liquidation of Global until the Preferred Stock liquidation preference is paid.

     Rank. The Preferred Stock ranks senior to the common stock, and the Series B Preferred Stock ranks senior to the Series A Preferred Stock as to liquidation preference and dividends.

Voting Control by GEAG

     As a result of the Financing Transaction, GEAG controls a majority of the Company’s outstanding voting power. Consequently, GEAG has the power to select all of the Company’s directors. The board of directors has the power to, among other matters, to (i) authorize the Company to enter into, modify and/or perform any agreement, (ii) authorize the issuance of additional shares of the Company’s capital stock, subject to applicable law and their duties to the Company, to such persons and on such terms as they deem appropriate, and (iii) amend the Company’s bylaws.

Interests of Directors And Officers in the Financing Transaction

     A majority of the ownership of GEAG also constitutes a majority of the ownership of GEDG. Every action or transaction that benefits GEAG and/or its owners will directly or indirectly benefit GEDG and/or its owners, and vice versa. Two members of the Company’s board of directors, David Webb and Henry M. Burkhalter, are owners and controlling persons of GEAG and GEDG.

     As a condition to the Financing Transaction, the Company entered into the Turnaround Services Agreement with Turnaround Specialists, as described above. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey. All compensation and other consideration paid by the Company to Turnaround Specialists will directly benefit Messrs. Coe and Bailey, who together own 100% of Turnaround Specialists. Mr. Coe and Mr. Bailey does not have any interest in, and is not otherwise affiliated with, GEAG or GEDG.

     The financing provided by GEAG enabled the Company to pay amounts owed to the Series A Holders (Quest Capital Alliance and Messrs. Smith, Richardson and Toomey). Without the financing to be provided by GEAG the Company would have been unable to pay the indebtedness owed to Series A Holders. But for the Financing Transaction, the Series A Holders might receive little if any of the amounts owed them by the Company.

Risks Factors

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

     From inception through December 31, 2003, our revenues have been sporadic and as of December 31, 2003 we had an accumulated deficit of $8.7 million. Many of our products are in the early stages of commercialization, while others are still under development. The products scheduled for manufacturing and distribution will require significant production, sales and marketing expenditures that, together with projected general and administrative expenses along with continuing expenses to develop and patent additional technologies, will cause anticipated additional operating losses for the near future. We cannot predict when we will become profitable. If we cannot achieve profitability, we will be unable to continue as a going concern and investors in our common stock will likely lose their entire investment.

Our performance may prevent Global from obtaining additional capital.

     While Global does have a commitment for financing as provided under the Financing Transaction, as a result of our continuing losses and our low market price of our common stock, we believe that it will be very difficult, if not impossible, for Global to raise additional capital in the future. If Global cannot raise new funds, Global may exhaust its cash resources and be unable to continue in business.

We are a small company with limited resources compared to some of our current and potential competitors.

     The markets in which we offer our products are competitive. Many of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and a larger customer base than we have. As a result, these competitors may have greater credibility with our existing and potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging technologies or changes in customer requirements. In addition, some of our current and potential competitors have established supplier relationships with our current or potential customers. These competitors may be able to leverage their existing relationships to discourage these customers from purchasing products from us or to persuade them to replace our products with their products. Increased competition could decrease our prices, reduce our sales, lower our margins, or decrease our market share. These and other competitive pressures could result in a material adverse effect on our business, operating results and financial condition.

We have limited experience in marketing and selling our products and our marketing strategy is untested.

     We are now marketing our two primary products to the commercial unitary air conditioning market. Our initial sales strategy relies on selling our products through a limited number of distributors or ESCO’s. We expect that our products will be marketed to the federal government and various state and local governments, as these customers have historically been willing to pay more upfront for products that will save energy. These government entities’ priorities may change, their funding may be insufficient to allow them to purchase our products, they may defer their plans to purchase products, or they may discontinue buying appliances that reduce their energy consumption. Our planned marketing strategy is untested and we do not know whether it will be successful. If we are unable to market and sell our products in commercial quantities we may not be able to generate sufficient revenue to survive.

     While actual pricing will vary based on market conditions and other factors, we anticipate that our products generally will be priced higher than competitors’ products. We typically will be unable to sell our products at higher prices than our competitors unless our customers consider our higher prices to be more than offset by the increased operational efficiency and lower operating expenses of our equipment when compared to the products available from other manufacturers. Customers may be unwilling to pay the established prices for our products if our equipment does not achieve such operational efficiencies or lower operating expenses, if we do not effectively communicate such factors to customers, or for other reasons. If we are unable to market and sell our products in commercial quantities we may not be able to generate sufficient revenue to survive.

We have a limited product line and our future success depends on our ability to develop technologies and products to meet the needs of our current and future customers.

     Global currently depends entirely on the sales of a limited product line to generate revenues. Global may develop other products in the future that may or may not be similar to our current products. Global cannot assure that our current or future products will prove to be commercially viable. Our success depends on our ability to develop leading technologies, enhance our existing products and develop and introduce new products. In particular, our technologies products must meet the needs of our current and prospective customers. They also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Future technology advances may not complement or be compatible with our products. In addition, we may be unable to economically and timely incorporate technology changes and advances into our business. We may be unsuccessful in effectively using new technologies, adapting our products to emerging industry standards or developing, introducing and marketing product enhancements or new products. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. If we are unable to develop and commercialize products or enhance existing products on a timely and cost-effective basis or if new products do not achieve market acceptance, it could have a material adverse effect on our business, operating results and financial condition.

Loss of our arrangements with key customers and suppliers could adversely affect our business.

Our business is dependent upon our customer arrangements with distributors and ESCO’s. In the future, we may be unable to continue or renew these arrangements on favorable terms or initiate new arrangements. If we are unable to renew or continue our customer arrangements on a favorable basis, it could result in a significant reduction in our customer base and revenue sources. We also rely on third parties to manufacture our products and to provide certain other services to continue our operations. If we are unable to renew, extend or enter into contracts with these third parties on favorable terms, it could have a material adverse effect on our business, operating results and financial condition.

If we are unable to protect our intellectual property, we may be unable to compete.

Our products rely on our proprietary technology, and we expect that future technological advancements made by us will be critical to sustain market acceptance of our products. Therefore, we believe that the protection of our intellectual property rights is, and will continue to be, important to the success of our business. Patent and trade secret laws and other restrictions on disclosure and use of our intellectual property rights may not prevent unauthorized parties from copying or otherwise obtaining and using our products or technology. Monitoring unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries some sources of dispute already exist (as described above in this Item 1) and where applicable laws may not protect our proprietary rights as fully as in the United States and our limited financial resources may prevent us from exercising any of our rights. In addition, the measures we undertake may not be sufficient to adequately protect our proprietary technology and may not preclude competitors from independently developing products with functionality or features similar to those of our products. Our inability to protect our proprietary technology could have a material adverse effect on our business, operating results and financial condition.

Our patent rights are subject to royalty fees and to the risk of loss.

     Our products incorporate the proprietary technology covered by the Company’s patents, which were assigned and/or licensed to the Company by the inventors of the underlying technology. Information regarding those arrangements is set forth under “Technology” above in this Item 1. The Company is required to make royalty payments to the inventors with respect to sales of products incorporating the patented technology, and also to actively commercialize the technology. If the Company fails to pay the required royalties or fails to use reasonable efforts to generate income on products covered by a patent, the inventors have the right to terminate the related agreement. Minimum royalties under the Company’s patent agreements as in effect on the date of this Report total $123,000 in 2004 and increase each year until reaching $700,000 in 2010 and following years. The Company also has a note payable to TRDA under which the company repays TRDA based on the level of sales of certain products, and TRDA has a priority claim to proceeds from the sale of certain of the company’s products. Loss of the rights to use these patents and technology could have a material adverse effect on our business, operating results and financial condition..

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

     Any of these actions may preclude us from selling our most valuable products, and could have a material adverse effect on our business, operating results and financial condition..

Certain legal risks and uncertainties relating to our products could subject us to claims for damages.

     In the course of our business, we are exposed to legal risks and uncertainties, including the possibility of product liability or warranty claims by our customers or others. Any such claim could be time-consuming and costly, could divert the attention of the Company’s management from the operation of the business, could exceed the amounts covered by our insurance or involve a matter not covered by insurance, and could have a material adverse effect on our business, operating results and financial condition..

Our common stock may experience extreme market price and volume fluctuations.

     The market price of our common stock has little trading history and has historically experienced significant volatility and may continue to experience such volatility in the future. We have few publicly traded shares and a limited number of stockholders and our stock is currently thinly-traded. Factors such as technological achievements by us and our competitors, the establishment or development of strategic relationships with other companies, our introduction of commercial products, and our financial performance may have a significant effect on the market price of our common stock. In addition, the stock market in general, and the stock of technology companies in particular, have in recent years experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against a company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, a damages award against us, the diversion of our management’s attention and a material adverse effect on our business, operating results and financial condition..

     In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation. Securities litigation may result in substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition..

Our common stock is thinly traded, and therefore it may be difficult to sell your securities at a given time, and at any price, which could result in a loss on your investment.

     As of the date of this Report there are few trades in the public market for our common stock. There is no market maker for of our securities and there may not be a market maker for our securities in the future. As a result of the foregoing, investors may be unable to sell their shares to liquidate their investment, which could cause a loss of their investment.

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

     Our common stock is listed on the OTC Bulletin Board. It is not quoted on any exchange or on Nasdaq, and no other exemptions currently apply. Therefore, the SEC “penny stock” rules govern the trading in our common stock. These rules require, among other things, that any broker engaging in a transaction in our securities provide its customers with the following:

•	a risk disclosure document;

•	disclosure of market quotations, if any;

•	disclosure of the compensation of the broker and its salespersons in the transaction; and

•	monthly account statements showing the market values of our securities held in the customer’s accounts.

     The broker must provide the bid and offer quotations and compensation information before effecting the transaction. This information must be contained on the customer’s confirmation. Generally, when proposed stock trades are subject to the “penny stock” rules transactions, brokers may be more reluctant to effect the trade. This reluctance may make it more difficult for investors to dispose of our common stock. In addition, the broker prepares the information provided to the broker’s customer. Because we do not prepare the information, we cannot assure you that such information is accurate, complete or current.

Global depends on our officers and key personnel for our success.

     The prospects of Global depend on the personal efforts of John R. Bailey, our President, Chief Operating Officer and Chief Financial Officer, and Thomas Hebert, our Chief Technology Officer, and other key personnel to implement our operating and growth strategies. We cannot guarantee that we will be able to retain our officers and key personnel or to recruit new personnel. The loss of the services of these executives could have a material adverse effect on our business and prospects because of their experience and knowledge in the industry.

Provisions in our charter and bylaws may deter potential acquisition bids, including bids which may be beneficial to our stockholders.

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws provide for a classified board of directors serving staggered terms of three years and prevent stockholders from calling a special meeting of stockholders. Our certificate of incorporation also authorizes only the board of directors to fill director vacancies, including newly created directorships, and states that directors may be removed only for cause and only by the affirmative vote of holders of at least 50% of the outstanding shares of the voting stock voting together as a single class. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also discourage others from making tender offers for our shares. As a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent significant changes in our board of directors and our management.

Delaware law may deter potential acquisition bids for our business, including bids that may be beneficial to our stockholders.

We are subject to the provisions of Delaware law which restrict certain business combinations with interested stockholders even if such a combination would be beneficial to stockholders. These provisions may inhibit a non-negotiated merger or other business combination. The anti-takeover provisions of the Delaware General Corporation Law prevent us from engaging in a “business combination” with any “interested stockholder” for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a “business combination” includes a merger or consolidation involving Global and the interested stockholder and the sale of more that 10% of our assets. In general, Delaware law defines an “interested stockholder” as any entity or person beneficially owning more than 15% of the outstanding voting stock of a corporation and any entity or person affiliated with or controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. We do not intend to opt out of these anti-takeover provisions.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Common Equity.

     We are authorized to issue 50,000,000 shares of common stock, of which 13,800,707 shares were issued and outstanding as of April 12, 2004. Our common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol “GENG.” Our common stock was first publicly traded on July 2, 2001. From that date until October 12, 2001 our common stock traded under the symbol “OSSI.” The shares historically have not been eligible for listing on any securities exchange or under the Nasdaq system.

     The following table sets forth the range of high and low bid information for the periods indicated:

Quarter Ended	High	Low
March 31, 2002	$5.00	$1.97
June 31, 2002	4.00	2.00
September 30, 2002	3.75	1.40
December 31, 2002	3.00	0.61
March 31, 2003	1.65	0.55
June 30, 2003	0.75	0.33
September 30, 2003	0.61	0.10
December 31, 2003	0.26	0.09

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     At April 12, 2004, the last reported high bid price of the common was $0.24 per share. At April 12, 2004, there were 123 holders of record of our common stock. Global believes that there are significantly more beneficial holders of our common stock.

     We intend to retain any future earnings for use in our business and do not intend to pay cash dividends in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, our general financial condition and general business conditions.

Recent Sales of Unregistered Securities.

     During July 2003, Global sold 52,632 shares of its common stock to an individual for an aggregate price of $20,000. Additionally, Global sold to a separate individual 39,474 shares of Global’s common stock for an aggregate purchase price of $15,000 in July 2003 and 93,750 shares of Global’s common stock for an aggregate price of $15,000 in August 2003. No underwriters were involved in these transactions. These securities were issued under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     In January 2004, the Company completed the Financing Transaction, which consisted, among other commercial terms, of the issuance of shares of Series A Preferred Stock, Series B Preferred Stock and warrants to purchase the Company’s common stock. This transaction, including the persons to whom the securities were issued, the total offering price for the securities and the terms of exercise of the warrants, is further described in Item 1 of this Report under the heading “2004 Financing Transaction.” No underwriters were involved in this transaction. These securities were issued under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as Item 7 of this Report on Form 10-KSB. This discussion and analysis contains forward-looking statements including statements using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, those appearing under the caption “Risk Factors” set forth under Item 1 of this Report on Form 10-KSB.

Overview

Global invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration industries. Global markets its products to energy service companies who provide technologies, services and products to federal, state and municipal governments as well as many private corporations. Global also intends to provide its products and services to the traditional residential and commercial heating, air conditioning, refrigeration and ice machine markets.

The majority of our cost of sales is contributed to Global’s fixed operating costs, which includes salaries, rental expense, services provided under the Turnaround Services Agreement with Turnaround Specialists, L.L.C. and other overhead costs. Global believes that significantly higher sales levels are needed before it may be able to generate profits.

Recent Developments

     In January 2004, Global’s board of directors approved and Global completed a financing transaction (the “Financing Transaction”), which is described in greater detail in the following sections of this Report. Under the Financing Transaction, Global carried out the following actions:

•	The creation of two new series of preferred stock, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of, or the agreement to issue, up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share:

•	approximately 563,000 shares of Series B Preferred Stock were issued in January 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received warrants to purchase 2 shares of the Company’s common stock at a price of $0.10 per share.

•	approximately 724,000 of these shares have been issued or are issuable in exchange for cash invested in the Company by Global Energy Acquisition Group, L.L.C. (“GEAG”) through March 2004. For each dollar of cash invested in Series B Preferred Stock, GEAG is entitled to receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	up to 1.2 million shares will be issued in exchange for cash invested by GEAG over the eighteen months following the closing of the Financing Transaction. For each dollar of cash invested in Series B Preferred Stock, GEAG will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The agreement to issue, for cash, of up to 2,000,000 shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also will receive warrants to purchase 10 shares of the Company’s Common Stock at a price of $0.10 per share.

•	The issuance, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in exchange for promissory notes issued for advances previously made by such creditors to the Company, as well as warrants for the Company’s common stock held by those creditors. For each dollar of principal owed under such notes, such creditors also received warrants to purchase 10 shares of the Company’s common stock at a price of $0.30 per share.

•	The entering into of a Turnaround Services Agreement with Turnaround Specialists, L.L.C., which is helping to establish and implement operational, financial, marketing and other policies and procedures. The Company is paying Turnaround Specialists $45,000 per month, plus a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey, both of whom serve as directors and officers of the Company.

Results Of Operations — Year ended December 31, 2003 compared year ended December 31, 2002

Revenues. Revenues increased $18,000 or 11.0% to $182,000 from $164,000. The increase is primarily due to a marginal increase in sales of the Company’s EER+ and Inventor Series products during the 2003 period.

Cost of Goods Sold. Cost of Goods Sold increased $18,000 or 11.4% to $176,000 from $158,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. The gross profit margin percentage was lower than standard in both 2003 and 2002 due to higher cost of goods sold due to limited production levels. It is anticipated that margins will improve in 2004 as economies of scale are achieved with higher production levels.

Consulting expenses. Consulting expenses decreased $367,000 or 87.4% to $53,000 from $420,000. The decrease is primarily due to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year.

Salaries and benefits expenses. Salaries and benefit expenses decreased $79,000 or 7.0% to $1.0 million from $1.1 million. The decrease is primarily due to a decrease in compensation and benefits of $111,000 offset by an increase of non-cash compensation of $32,000, relating to stock options issued to employees. The decrease in salaries and benefits is due to the Company minimizing employee headcount during 2003.

Legal and accounting expenses. Legal and accounting expenses decreased $129,000 or 48.5% to $137,000 from $266,000. The decrease in legal and accounting expenses was due to significant legal and accounting expenses associated with the filing of a registration statement on Form SB-2 and several amendments during 2002.

Research and development expenses. Research and development expenses decreased $90,000 or 71.6% to $36,000 from $126,000. The decrease is primarily due to Global transitioning from the research and development stage to the commercialization stage.

Sales and marketing expenses. Sales and marketing expenses decreased $45,000 or 71.4% to $18,000 from $63,000. The decrease is primarily due the Company minimizing its cash spending on operating expenses and decreasing the number of its employees.

General and administrative expenses. General and administrative expenses increased $87,000 or 20.4% to $514,000 from $427,000. The increase is primarily attributed to increased corporate costs attributed to the Financing Transaction in 2003 including $145,000 of costs relating to the Turnaround Service Agreement. The increase was partially off-set by a reduction in other administrative costs as the Company focused on minimizing costs.

Amortization of discount on notes payable. Amortization of discount on notes payable increased $165,000 or 32.5% to $672,000 from $507,000. The increase in amortization of discount on notes payable is due to the discounts on an increased amount of notes payable being amortized over the lives of the notes. The increase is primarily due to the increasing level of debt issued with warrants and longer amortization period in 2003.

Interest expense. Interest expense increased $122,000 or 244% to $172,000 from $50,000. The increase is due to debt levels increasing by $1.3 million during 2003.

Commitments

     In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at December 31, 2003 is $613,783, which consisted of the unpaid funded liability of $204,327 and related royalty expense of $409,456. The estimated future maturities of this payable are shown in the table below.

     In connection with the Company’s rights to use the patents as described in “Technology” above under Item 1 of this Report, there are associated minimum royalties due for each patent. If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent. The table below presents the minimum royalties due based on the patents the Company has the rights to pursue as of the end of 2003.

     The Company has a current material commitment with its landlord. Global leases a 20,540 square foot facility in an industrial park in Odessa, Florida. The lease is for a period of five years with an automatic renewal clause for each additional year. The current lease amount is $4.87 per square foot annually ($8,329 monthly, including rent, insurance, taxes and other pass through items), increasing each year on the anniversary of the lease. The company has a small lease for computer equipment. The payment amounts are included in the table below, under the heading “operating leases.”

     The Company is obligated under the Turnaround Services Agreement, which is described further under Item 1 of this Report. The Company is obligated under agreements with two individuals to pay consulting expenses totaling $10,000 per month for the following twelve months. The table below shows the amount remaining of three months, as of the end of the 2003.

     The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of December 31, 2003:

	Payments due by period
	(In thousands)
		Less than 1			More than
Contractual obligations (in thousands)	Total	year	1 – 3 years	3 – 5 years	5 years
Royalties payable to TRDA	614	153	461	—	—
Minimum royalties payable under patent assignments	9,049	123	1,098	1,278	6,550
Notes payable(1)	2,733	2,733	—	—	—
Operating leases	323	106	217	—	—
Other contractual obligations(2)	1,605	570	1,035	—	—

Total	14,324	3,685	2,811	1,278	6,550

(1) These notes were issued with detachable warrants to purchase shares of the Company’s common stock, which resulted in a discount on the notes payable. For further information, see Note D to Notes to the Company’s financial statements included in this Report.

(2) Other contractual obligations include $45,000 per month payable under the Turnaround Services Agreement with Turnaround Specialists, L.L.C.

Liquidity and Capital Resources

     Global historically has financed its operations primarily through the borrowings and the sale of equity securities. Currently, the Company’s capital resources arise out of the obligations of GEAG under the Financing Transaction. The Company has no bank lines of credit.

     On December 31, 2003, Global had cash and cash equivalents of $39,000 and a working capital deficit of $3.2 million, as compared to cash and cash equivalents of $8,000 and working capital deficit of $208,000 at December 31, 2002. Net cash used in operating activities in 2003 was $1.3 million. Also, in 2003 net cash used in investing activities was $59,000, and $1.4 million was provided by financing activities. Net cash used in operating activities in 2002 was $1.7 million. Also, in 2002 net cash used in investing activities was $50,000, and $1.5 million was provided by financing activities.

     In 2002 and 2003, the Company financed its activities in part through the issuance of notes payable to two stockholders and two officers of the Company in a series of transactions. During 2004, these instruments were exchanged in the Financing Transaction and are no longer outstanding. In 2003, Global also financed its activities in part through the issuance of notes payable and other securities to GEAG, as described above in Item 1 of this Report.

     The liquidity needs of the Company in 2004 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development, for patents and for some additional lab equipment.

     The actual amount of financing that will be needed for the remainder of 2004 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in 2004, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and operating expenses will be within targeted levels.

     In addition to the funds from the Financing Transaction, the Company may decide to satisfy its liquidity requirements through additional equity and debt financing. There can be no assurance that any financing alternatives sought by Global will be available or will be on terms that are attractive to Global. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders. To the extent that Global is unable to obtain further debt or equity financing or to the extent that sales are slower to develop than management is now expecting and the combined debt and equity financing is insufficient to cover the shortfall, Global may not be able to continue operations as currently conducted.

Seasonality

     Global’s business historically has not been seasonal.

Critical Accounting Policies and Estimates

     Global’s significant accounting policies are more fully described in Note A to the Notes to Financial Statements. However, certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, Global’s management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:

Revenue Recognition. Global recognizes revenue principally from sales of equipment and to a lesser degree, from contracts involving the combined sale and installation of equipment. For equipment sales, the Company records revenue on the accrual basis of accounting when title to the product is transferred pursuant to shipping terms. The accrual basis of accounting provides for matching of revenues with expenses. For contracts involving the combined sale and installation of products, revenue is recognized on the percentage-of-completion method. Contract revenues are accrued based generally on the percentage that costs incurred to date bear to total estimated costs for each contract. This method is used because management considers costs expended to be the best available measure of progress on these contracts. The asset “Costs and estimated earnings in excess of billings on uncompleted contracts” represents revenue recognized in excess of amounts billed.

Warranty reserve. A liability for the estimated cost of product warranty is established by a charge against operations at the time that products are sold. Effective January 1, 2003, management is recording a warranty reserve of 1% of sales. This percentage is based on an analysis of the historical warranty cost experience of other HVAC manufacturers that use the same or similar components in their products, and it is supported by the limited experience of the Company to date. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

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

Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of specific items, such as depreciation, allowance for uncollectible accounts receivable and others. These differences result in deferred tax assets and liabilities. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations. To date, we have recorded a valuation allowance of approximately $1.1 million for the entire amount of our deferred tax assets due to the uncertainty of our ability to utilize them. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish or adjust an additional valuation allowance that could materially impact our financial position and results of operations.

Item 7. Financial Statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Global Energy Group, Inc.
Odessa, Florida

We have audited the accompanying consolidated balance sheets of Global Energy Group, Inc., as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Global Energy Group, Inc. at December 31, 2003 and 2002 and the results of its operations, and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $8,685,090 as of December 31, 2003, and must find alternative sources for capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described more fully in Note M to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baumann, Raymondo & Company, P.A.
 BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
March 26, 2004

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
CURRENT ASSETS
Cash	$39,283	$7,613
Accounts receivable	9,773	6,680
Inventory	172,081	219,880
Prepaid expenses	30,162	7,170

Total current assets	251,299	241,343

FURNITURE AND EQUIPMENT,
Net of accumulated depreciation of $40,732 in 2003 and $23,852 in 2002	48,197	63,396

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $23,372 in 2003 and $14,710 in 2002	171,458	122,447

Total other assets	178,663	129,652

TOTAL ASSETS	$478,159	$434,391

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AT DECEMBER 31, 2003 AND 2002

	2003	2002
CURRENT LIABILITIES
Accounts payable and accrued expenses	$843,558	$398,049
Royalty payable, current portion	51,000	51,000
Promissory notes, net of discount	2,593,158	—

Total current liabilities	3,487,716	449,049

LONG TERM LIABILITIES
Royalty payable, net of current portion	153,327	153,728
Promissory notes, net of discount	—	1,043,521

Total long term liabilities	153,327	1,197,249

TOTAL LIABILITIES	3,641,043	1,646,298

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,800,707 and 13,589,851 shares issued and outstanding in 2003 and 2002, respectively.	13,801	13,590
Additional paid-in capital	5,508,405	4,820,125
Retained deficit	(8,685,090)	(6,045,622)

Total stockholders’ deficit	(3,162,884)	(1,211,907)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,159	$434,391

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUES	$181,606	$164,422
COST OF GOODS SOLD	176,478	158,109

GROSS PROFIT	5,128	6,313

OPERATING EXPENSES
Consulting	52,900	420,042
Salaries and benefits	1,043,470	1,121,525
Legal and accounting	136,905	266,378
Research and development	35,827	125,963
Sales and marketing	17,641	63,381
General and administrative	513,648	426,552

TOTAL OPERATING EXPENSES	1,800,391	2,423,841

LOSS BEFORE OTHER EXPENSES	(1,795,263)	(2,417,528)

OTHER INCOME (EXPENSE)
(Loss) on sale of assets	—	(3,195)
Amortization of discount on notes payable	(671,787)	(506,974)
Interest (expense)	(172,418)	(49,996)

TOTAL OTHER (EXPENSE)	(844,205)	(560,165)

LOSS BEFORE INCOME TAXES	(2,639,468)	(2,977,693)
INCOME TAXES	—	—

NET LOSS	$(2,639,468)	$(2,977,693)

LOSS PER COMMON SHARE
Basic	$(0.19)	$(0.22)

Fully diluted	$(0.19)	$(0.22)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
Basic	13,800,707	13,427,499

Fully diluted	13,800,707	13,427,499

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,639,468)	$(2,977,693)

Adjustments to reconcile net loss to cash (used) in operating activities:
Common stock issued for services	—	242,856
Stock options issued to employees	204,091	172,564
Interest on notes converted to common stock	—	10,849
Loss on the sale of assets	—	3,195
Amortization	680,449	514,457
Depreciation	16,880	16,360
(Increase) decrease in assets:
Accounts receivable	(3,093)	(6,680)
Costs and estimated earnings in excess of billings	—	63,524
Inventory	47,799	(150,862)
Prepaid expenses	(22,992)	17,030
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	445,508	353,611

Total adjustments	1,368,642	1,236,904

Net cash (used) in operating activities	(1,270,826)	(1,740,789)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(57,672)	(28,553)
Proceeds from the sale of assets	—	2,500
Acquisition of furniture and equipment	(1,681)	(23,942)

Net cash (used) in investing activities	(59,353)	(49,995)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscription	—	40,000
Proceeds from issuance of common stock	50,000	—
Exercise of stock options	3,750	—
Proceeds from promissory notes	1,308,500	1,425,007
Repayment of royalties	(401)	(918)

Net cash provided by financing activities	1,361,849	1,464,089

NET (DECREASE) INCREASE IN CASH	31,670	(326,695)
CASH, BEGINNING OF THE PERIOD	7,613	334,308

CASH, END OF THE PERIOD	$39,283	$7,613

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

			Additional
	Common		Paid–In	Retained
	Shares	Amount	Capital	Deficit	Total
BALANCE DECEMBER 31, 2001	12,626,335	$12,626	$3,006,360	$(3,067,929)	$(88,943)
Stock subscription received	—	—	—	—	40,000
Common stock issued to convert debenture($1.00 per share)	510,849	511	510,338	—	510,849
Common stock issued for Services($0.48 per share)	420,000	420	201,978	—	202,398
Issue stock options to employees	—	—	172,564	—	172,564
Common stock issued for royalties owed	4,667	5	14,995	—	15,000
Common stock issued for Services($1.54 per share)	25,000	25	19,169	—	19,194
Common stock issued in lieu of cash for board members fees	3,000	3	6,261	—	6,264
Issue debt with detachable Warrants for cash	—	—	888,460	—	888,460
Net loss for the year	—	—	—	(2,977,693)	(2,977,693)

BALANCE DECEMBER 31, 2002	13,589,851	13,590	4,820,125	(6,045,622)	(1,211,907)

Issue stock options to employees	—	—	204,091	—	204,091
Employee exercise of options	25,000	25	3,725	—	3,750
Common stock issued for cash	185,856	186	49,814	—	50,000
Issue debt with detachable Warrants for cash	—	—	430,650	—	430,650
Net loss for the year	—	—	—	(2,639,468)	(2,639,468)

BALANCE DECEMBER 31, 2003	13,800,707	$13,801	$5,508,405	$(8,685,090)	$(3,162,884)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

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

Equipment sales:

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

Equipment sales and installation:

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

Financial Instruments

Global Energy estimates that the fair value of all financial instruments at December 31, 2003 and 2002 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

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

Investment in Investee

Global Energy accounts for its investment in investee using the equity method of accounting, which includes its cost, adjusted for its proportionate share of earnings or loss, if any.

Patents

The costs associated with the internal development of Global Energy’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 17 year period, consistent with current patent lives. Amortization expense for the years ended December 31, 2003 and 2002 were $8,816 and $7,483, respectively.

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

Advertising Costs

Global expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2003 and 2002 was $0; and $3,621, respectively.

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

NOTE B — PATENTS

Global Energy has the rights to patents and patent-pending applications pursuant to a series of assignments and royalty agreements. The assignment agreements are with Mr. Thomas Hebert, an officer and shareholder of Global Energy.

Under the terms of these agreements, Global Energy has the right and the obligation to pursue commercial development of these technologies. If Global Energy fails to commercialize the patents within a specified period of time, Mr. Hebert has the right to terminate the assignments to Global Energy.

Mr. Hebert is entitled to royalty payments from the sale of products produced by Global Energy with the patented technology. The royalty to Mr. Hebert are to be paid at the rate of 3 percent of the portions of net revenues received by Global Energy beginning April 1, 2004. Prior to April 1, 2004 there are no amounts due on any of the patents associated with Mr. Hebert.

The future minimum royalty payments under these agreements are as follows:

Year Ended December 31,	Amount
2004	123,000
2005	247,000
2006	358,000
2007	493,000
2008	615,000
2009	663,000
Annually Thereafter through 2017	700,000

NOTE C — FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Machinery and equipment	$45,102	$43,421
Office equipment	43,827	43,827

	88,929	87,248
Less accumulated depreciation	(40,732)	(23,852)

Net furniture and equipment	$48,197	$63,396

Depreciation expense for the years ended December 31, 2003 and 2002 was $16,880 and $17,730, respectively.

NOTE D — PROMISSORY NOTES

During the year ended December 31, 2002 two shareholders and two officers of Global Energy made loans to the company totaling $1,425,007. These loans bear interest at 8% and accrue until the maturity date, and are secured by a lien on substantially all of the company’s assets. The maturity date of all of the notes was extended to February 1, 2004. These loans were issued with detachable warrants to purchase up to 3,776,379 shares of the Company’s common stock at prices ranging from $1.00 to $1.50 per share. The warrants issued resulted in a discount on the notes payable of $888,460.

During the year ended December 31, 2003, the same two shareholders of Global Energy made additional loans to the company totaling $610,000. These loans were issued on the same terms as the notes made in 2002. These loans were issued with detachable warrants to purchase 1,420,000 shares of the Company’s common stock at prices ranging from $0.50 to $1.00 per share, which resulted in a discount on the notes payable of $430,650. The unamortized discount of the above promissory notes was $140,348 and $381,460 at December 31, 2003 and 2002, respectively.

During 2003 the company has received limited funding from a new strategic partner, Global Energy Acquisition Group (GEAG). Through December 31, 2003 GEAG has loaned the Company $631,500 in unsecured basis. The loans bear interest at eight percent (8%) per annum and are due 90 days after funds are advanced, with the earliest loans coming due at the end of December. As an inducement to make the loans, the Company is obligated to issue GEAG warrants to purchase up to approximately 5.1 million shares of the Company’s common stock (eight shares for each dollar lent) at a purchase price of $0.10 per share. As of December 31, 2003, warrants to purchase approximately 3.9 million shares of the Company's common stock have been issued.

During the year ended December 31, 2003, two former officers of the Company, Mr. Richardson and Mr. Toomey, made loans to the Company in the amount of $40,000 and $27,000, respectively. These loans bear interest at 8%, are unsecured and are due on demand.

Accrued interest on the above notes was $208,774 and $45,132 at December 31, 2003 and 2002, respectively

As discussed in Section O, Subsequent Events, all of the aforementioned notes above were converted into a new class of preferred stock in January 2004.

NOTE E — AMENDMENT OF ARTICLES OF INCORPORATION

During the year ended December 31, 2002, Global Energy approved an amendment to its articles of incorporation to create a classified Board of Directors. Under the new structure, there are three classes for the Board, each serving three year terms.

NOTE F — INCOME TAXES

For income tax purposes Global Energy has a net operating loss carryover of $7,844,783, which can be used to offset future federal and state taxable income through 2016 as indicated below. In addition, Global Energy has available general business credits that arose from research activities which can be used to offset future federal income tax through 2016 as follows:

Year ended December 31,	Losses	Credits
2013	$1,033,297	$6,699
2014	251,039	6,259
2015	515,927	4,957
2021	1,355,345	5,000
2022	2,485,762	188
2023	2,203,413	—

Total	$7,844,783	$23,103

The potential tax benefit of these losses and credits is estimated as follows:

Future tax benefit	$2,353,435
Valuation allowance	(2,353,435)

Future tax benefit	$—

At December 31, 2003 and 2002, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

NOTE G — LOSS PER SHARE

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

NOTE H — EQUITY INCENTIVE PLAN

On March 18, 2002, Global Energy issued 420,000 shares of its $0.001 par value common stock from its 2001 Equity Incentive Plan (the “Incentive Plan”) in exchange for consulting services to certain shareholders of Global Energy.

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

On July 22, 2002 Global Energy granted options to an employee to purchase a total of 50,000 shares of its common stock. The exercise prices were $0.01 per share for 25,000 shares, and $2.00 per share for 25,000 shares. The options vest one year from the grant date and expire after ten years.

On July 16, 2003, Global Energy granted options to various key employees to purchase 200,000 shares of its common stock with and exercise prices of $0.01 per share. On January 3, 2003 the company granted options to another employee to purchase 7,500 shares at $0.75 per share. The options vest one year from the grant date and expire after ten years.

On January 1, 2003 Global Energy granted options to an employee to purchase a total of 7,500 shares of its common stock. The exercise price was $0.75 per share, and the options vest one year from the grant date.

NOTE I — STOCK ISSUANCES

On April 26, 2002, Global Energy issued 17,667 shares of its $. 001 par value common shares for services. The value of the services rendered was the basis used to determine the value of the shares issued.

On November 30, 2002, Global Energy issued 15,000 shares of its $. 001 par value common shares for services. The value of the stock was determined based on a fair market analysis of the underlying shares.

During 2003, Global Energy sold 185,856 shares of its $.001 par value common stock for $50,000 at prices ranging from $0.14 to $0.38.

On August 8, 2003, an employee exercised an option to purchase 25,000 shares of Global Energy $.001 common stock for $3,500, or $0.14 per share.

NOTE J — COMMITMENTS AND CONTINGENCIES

Royalties

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”) on December 6, 1999, Global Energy is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. In addition, the royalty payments have priority over all existing and future obligations obtained from all other sources. The amount funded by TRDA was $207,113, as of December 31, 2003 and 2002.

In accordance with the agreement, royalty payments to TRDA are based on 5% of the gross sales of certain of its products in any calendar year. Royalty payments are due quarterly, beginning with the calendar quarter after the quarter in which products are sold. The payments continue for a period of five years with annual renewals until such time as the repayment to TRDA is complete.

At the time payments are made to TRDA, royalty expense equal to 2/3rds of each payment is recorded. Royalty expense to TRDA for the years ended December 31, 2003 and 2002 amounted to $4,655 and $1,836, respectively. In the event the agreement terminates for cause, Global Energy has the option to repay the obligation immediately, or convert the obligation into an interest bearing promissory note.

The total obligation to TRDA at December 31, 2003 is $613,783, which consists of the unpaid funded liability of $204,327 and related royalty expense of $409,456. The estimated future maturities of this payable are as follows:

Year Ended December 31,	Amount
2004	$153,000
2005	382,500
2006	78,283
2007	—
Thereafter	—

Total	$613,783

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

The future maturities of minimum lease payments under these leases are as follows:

Year ended December 31,	Amount
2004	$105,591
2005	108,259
2006	108,663
Thereafter	—

Total	$322,513

Other Commitments

In connection with its loans to the Company, GEAG also required that the Company enter into a product distribution arrangement with Global Energy Distribution Group, L.L.C. (“GEDG”), an affiliate of GEAG. Originally, these arrangements granted to GEDG non-exclusive product distribution rights (and, under certain circumstances, manufacturing rights). Subsequently, as GEAG funded the Company $500,000, the distribution arrangement became exclusive in nature (with the exception of four (4) distribution agreements that remain outstanding as of the date of this report) and the term of which is five (5) years. The contractual purchase price is calculated by a formula based upon total manufacturing costs and contains provisions for discounts awarded for prompt payment.

Additionally, as discussed in Note N, the Company is required to pay Turnaround Specialist, LLC (“Turnaround”) $45,000 per month for three years commencing on December 1, 2003.

NOTE K — SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

During 2002 and 2003 the Company issued promissory notes with detachable common stock warrants. When debt with detachable stock purchase warrants is issued, a portion of the proceeds is allocated to the warrants and recorded as paid in capital. The amount allocated is based upon the relative fair market value of the two securities at the time they are issued. The Company recorded a non-cash discount and additional paid in capital in the amount of $430,649 and $888,460 in 2003 and 2002, respectively.

For the years ended December 31, 2003 and 2002, cash interest expense of $0 and $46 was paid. Additionally, no income taxes were paid during these periods.

NOTE L — ECONOMIC DEPENDENCY — MAJOR CUSTOMER

Global Energy sold a substantial portion of its products to one customer during 2003 and 2002, respectively. Sales to this customer aggregated $75,475 and $83,207, in 2003 and 2002 respectively. At December 31, 2003 and 2002, amounts due from this customer included in accounts receivable were $0 and $821, respectively.

NOTE M — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through December 31, 2003. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

NOTE N — SUBSEQUENT EVENTS

     In January 2004, Global’s board of directors approved and Global completed a financing transaction (the “Financing Transaction”). Under the Financing Transaction, Global carried out the following actions:

•	The creation of two new series of preferred stock, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share:

•	approximately 563,000 shares of Series B Preferred Stock were issued in January 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received warrants to purchase 2 shares of the Company’s common stock at a price of $0.10 per share.

•	approximately 724,000 of these shares have been issued or are issuable in exchange for cash invested in the Company by Global Energy Acquisition Group, L.L.C. (“GEAG”) through March 2004. For each dollar of cash invested in Series B Preferred Stock, GEAG is entitled to receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	up to 1.2 million shares will be issued in exchange for cash invested by GEAG over the eighteen months following the closing of the Financing Transaction. For each dollar of cash invested in Series B Preferred Stock, GEAG will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The agreement to issue, for cash, of up to 2,000,000 shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also will receive warrants to purchase 10 shares of the Company’s Common Stock at a price of $0.10 per share.

•	The issuance, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in exchange for promissory notes issued for advances previously made by such creditors to the Company, as well as warrants for the Company’s common stock held by those creditors. For each dollar of principal owed under such notes, such creditors also received warrants to purchase 10 shares of the Company’s common stock at a price of $0.30 per share.

•	The entering into of a Turnaround Services Agreement with Turnaround Specialists, L.L.C., which is helping to establish and implement operational, financial, marketing and other policies and procedures. The Company is paying Turnaround Specialists $45,000 per month during the term of the agreement, and Global has delivered to Turnaround Specialists a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey, both of whom serve as directors and officers of the Company. Under the Turnaround Services Agreement, Turnaround Specialists will receive a “success fee” of $1,000,000 upon a sale or merger of the Company or its business or any similar transaction. A substantial portion (and, under certain circumstances, possibly all) of the financing provided by GEAG may be used to pay Turnaround Specialists. The Turnaround Services Agreement has a term of three years. The Company may not terminate the agreement for at least two years unless Turnaround Specialists breaches the agreement and the breach continues for a period of time. Under some circumstances, if the Company terminates the Turnaround Services Agreement then the Company will be required to pay a termination fee equal to $45,000 multiplied by the number of months remaining in the original term of the agreement.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

     The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this Report, the Chief Executive and Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

     In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization and that transactions are recorded as necessary:

•	to permit preparation of financial statements in conformity with generally accepted accounting principles, and

•	to maintain accountability for assets.

     Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors and Executive Officers of the Registrant

The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the captions “Nominees for Directors,” “Directors Continuing in Office,” “Executive Officers,” “Section 16(a) Beneficial Ownership Compliance” and “Statement of Corporate Governance,” which information is incorporated herein by reference.

Item 10. Executive Compensation

The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the caption “Named Executive Officers’ Compensation,” which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized For Issuance Under Equity Compensation Plans

     The Global Energy Group, Inc. 2001 Equity Incentive Plan, adopted by our Board of Directors effective as of September 1, 2001 and ratified by our stockholders in October 2001, and as amended and ratified by our stockholders in December 2002, covers up to 3,000,000 shares of our common stock. Such shares are issuable upon the exercise of stock options or as outright stock awards. The purpose of the Plan is to enable us to encourage eligible plan participants to contribute to our success by granting such individuals stock options or stock rewards. Options granted under the Plan may qualify as “incentive stock options” as defined in Section 422A of the Internal Revenue Code of 1986. The Board administers the Plan. Subject to the express provisions of the Plan, the Board has the complete discretion and power to determine from among eligible persons those to whom options or stock awards may be granted, the option price, the number of shares of common stock to be granted and the recipients. Securities may be granted under the Plan from time to time until September 1, 2011, or such earlier date as may be determined by the Board.

     Since the inception of the Plan, 605,000 shares of restricted stock have been issued under the Plan, 25,000 shares have been issued upon the exercise of options granted under the Plan, and options covering another 1,170,477 shares have been issued and remain outstanding, leaving 1,224,523 remaining shares authorized to be issued under the Plan. The following table sets forth certain information regarding the plan as of December 31, 2003.

	(a)	(b)	(c)
Number of Securities
Remaining Available For
Future Issuance Under
Equity Compensations
	Number of Securities to Be	Weighted-Average	Plans (Excluding
	Issued Upon Exercise of	Exercise Price of	Securities Reflected In
Plan Category	Outstanding Options	Outstanding Options	Column (a))
Equity Compensation Plans Approved by Security Holders	1,170,477	$0.12	1,224,523
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	1,170,477	$0.12	1,224,523

     Warrants and options to purchase the Company’s stock may also be issued outside the Plan. During 2002 and 2003, the Company issued warrants to purchase an aggregate of up to 3,856,680 and 5,392,001, respectively, shares of its common stock as additional consideration to lenders providing debt financing to the Company. As of December 31, 2003 warrants outstanding cover an aggregate of 9,248,681 shares of common stock at exercise prices ranging from $0.01 to $1.50, with a weighted average exercise price of $0.60 per share.

     Other information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the caption “Security Ownership of Certain Beneficial Owners, Directors and Officers,” which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the caption “Certain Transactions,” which information is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

     The following exhibits are filed as part of this Report (exhibits marked have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit No.	Description
3.1(7)	Amended Certificate of Incorporation dated December 31, 2002, as filed in the office of the Secretary of State, State of Delaware on January 6, 2003.

3.2(7)	Bylaws (As amended by the Company’s Board of Directors on December 10, 2002).

4.1	Amended Certificate of Incorporation dated December 31, 2002, as filed in the office of the Secretary of State, State of Delaware on January 6, 2003 – See Exhibit 3.1.

4.2	Bylaws (As amended by the Company’s Board of Directors on December 10, 2002) — – See Exhibit 3.2.

4.3(7)	Global Energy Group, Inc. 2001 Equity Incentive Plan (as amended and ratified by the Company’s stockholders on December 10, 2002)

4.4(5)	Certificate of Designation of 6% Redeemable Preferred Stock, Series A

4.5(5)	Certificate of Designation of 6% Redeemable Preferred Stock, Series B

4.6(5)	Form of certificate for Common Stock, $.001 par value per share

4.7(5)	Form of certificate for Series A Preferred Stock, $.001 par value per share

4.8(5)	Form of certificate for Series B Preferred Stock, $.001 par value per share

4.9(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series A Preferred Stock

4.10(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series B Preferred Stock in connection with Series B Purchase Agreement

4.11(5)	Common Stock Purchase Warrant for Turnaround Specialists, L.L.C.

9.1(5)	Voting Trust Agreement among the Company, the holders of Series B Preferred Stock and the holders of Series A Preferred Stock

Exhibit No.	Description
10.1(5)	Form of Series A Purchase Agreement dated as of January 30, 2004 between the Company and the purchasers of Series A Preferred Stock

10.2(5)	Series B Purchase Agreement dated as of January 30, 2004 between the Company and Global Energy Acquisition Group, L.L.C.

10.3(5)	Turnaround Services Agreement dated as of January 30, 2004 between the Company and Turnaround Specialists, LLC

10.4(1)	Employment agreement — Richardson

10.5(1)	Employment agreement -Toomey

10.6	[Intentionally omitted]

10.7(2)	Investment Agreement dated March 30, 2002

10.8(2)	Registration Rights Agreement

10.9(2)	Agreement with the Technical Research and Development Authority

10.10(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 5,970,728

10.11(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,070,423

10.12(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,116,048

10.13(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,167,715

10.14(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,237,359

10.15(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,442,903

10.16(3)	Investment Agreement dated October 2, 2002

10.17(6)	Investment Agreement dated January 30, 2003

10.18(7)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,460,358 B1

10.19(4)	Form of Promissory Note used in connection with loans to the Company from Global Energy Acquisition Group, L.L.C. (GEAG)

10.20(4)	Form of Stock Purchase Warrant issued as additional consideration for loans by GEAG to the Company

10.21(5)	Distribution Agreement dated January 30, 2004 with Global Energy Distribution Group, L.L.C. (GEDG)

10.22(5)	License Agreement dated January 30, 2004 with GEDG

21.1(1)	Subsidiaries of the Company

23.1(5)	Consent to use of Report of Independent Certified Public Accountants

31.1(5)	Certification of the Chief Executive Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2(5)	Certification of the Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1(5) #	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(5) #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed; incorporated by reference as indicated.

(1)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as originally filed on April 11, 2002.

(2)	Incorporated by reference to the same-named exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-86208, originally filed on April 12, 2002, as subsequently amended.

(3)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2001, as originally filed on November 26, 2002.

(4)	Incorporated by reference to the same-named exhibit to the Company’s Form 8-K, as originally filed on January 7, 2004.

(5)	Filed herewith.

(6)	Incorporated by reference to the same-named exhibit to the Company’s Amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2002, as originally filed on February 14, 2003.

(7)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as originally filed on April 14, 2003.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.

(b) Reports on Form 8-K

Not applicable

Item 14. Principal Accountant Fees and Services

The information required by this item appears in our definitive proxy statement for our 2004 annual meeting of stockholders under the caption “Independent Accountants,” which information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 13th day of April, 2004.

GLOBAL ENERGY GROUP, INC.
By:	/s/ John R. Bailey
John R. Bailey
President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints David E. Webb and John R. Bailey, and each of them, such individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for such individual and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-KSB, with all exhibits thereto, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SIGNATURES	TITLE	DATE
/s/ John R. Bailey	President, Chief Financial Officer,	April 13, 2004
Chief Operating Officer, Secretary
John R. Bailey	and Director (Principal Executive
Officer and Principal Financial and
Accounting Officer)

/s/ David E. Webb	Chairman of the Board	April 13, 2004

David E. Webb

/s/ Henry M. Burkhalter	Director	April 13, 2004

Henry M. Burkhalter

/s/ Steven Fox	Director	April 13, 2004

Steven Fox

/s/ Carlos Coe	Chief Executive Officer	April 13, 2004
and Director
Carlos Coe