Form 10KSB/A
period 2003-12-31
GLOBAL ENERGY GROUP INC
filed 2004-04-29
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

State the number of shares outstanding of the issuer’s common equity, as of the latest practicable date: 13,800,707 shares of Common Stock, par value $.001 per share, as of April 28, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

     We are filing this Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 (the “Initial Report”) to amend and supplement the following items of Part III of the Initial Report to read in their entirety as follows.

Any items in the Form 10-KSB that are not expressly changed hereby shall be as set forth in the Form 10-KSB and are not updated or amended. All information contained in this Amendment No. 1 and the Form 10-KSB is subject to updating and supplementing as provided in the Company’s periodic reports filed with the SEC subsequent to the filing of the Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

GLOBAL ENERGY GROUP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended
December 31, 2003

Item	Page
PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	4
Item 10. Executive Compensation	5
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	7
Item 12. Certain Relationships and Related Transactions	8
Item 13. Exhibits and Reports on Form 8-K	10
Item 14. Controls and Procedures	10
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART III

Item 9. Directors and Executive Officers of the Registrant

The executive officers and members of the board of directors of Global Energy Group, Inc. (“Global Energy” or the “Company”) are as follows:

Name		Position
Carlos J. Coe	45	Chief Executive Officer, Director
John R. Bailey	51	President, Chief Financial Officer, Chief Operating Officer, Secretary, Director
Guy S. Frankenfield	45	Executive Vice President — Sales and Marketing
Thomas H. Hebert	63	Chief Technology Officer
Keith Glaze	42	Vice President — Operations
Henry M. Burkhalter	56	Director
Steven W. Fox	43	Director
David E. Webb	57	Director

     Set forth below is information concerning the business experience of each executive officer and member of the board of directors of Global Energy:

     CARLOS J. COE. Mr. Coe has served as a director and Chief Executive Officer of the Company since September 2003. From September 2003 through December 2003, Mr. Coe served as the Company’s President. From 2000 to 2003, Mr. Coe served as Chief Executive Officer and President of Anthony International, a manufacturer of glass doors systems for refrigerated display cases. From 1994 to 1999, Mr. Coe served as a Vice President of Whirlpool’s worldwide air treatment business unit.

     JOHN R. BAILEY. Mr. Bailey has served as a director and the Chief Financial Officer, Treasurer and Secretary of the Company since December 2003 and as the Company’s President and Chief Operating Officer since March 2004. From December 2003 through March 2004, Mr. Bailey served as the Company’s Executive Vice President. From 2002 through 2003, Mr. Bailey served as Managing Director — Corporate Finance for Holmes, Murphy & Associates, Inc. From 1988 through 2002, Mr. Bailey served as Senior Managing Director of Berkshire Partners, Inc., a private investment bank. Mr. Bailey has over twenty years experience in executive level positions with national and regional investment banking firms, and has served as an executive of both public and private companies, including his service from 2001 through 2002 as Chief Executive Officer and member of the board of directors of Warrior Resources, Inc., an oil and gas exploration and production company, and his service from 1998 through 2000 as Chief Financial Officer, Senior Vice President, Treasurer, Secretary and a member of the board of directors of USA Media Group, L.L.C., a company in the cable television industry.

     GUY S. FRANKENFIELD. Mr. Frankenfield was appointed Vice President — Sales in July 2002, and Executive Vice President — Sales and Marketing in September 2003. From September 2003 through March 2004, Mr. Frankenfield served as the a member of the Company’s board of directors. From July 1994 through July 2002, Mr. Frankenfield served in a variety of lead technical sales positions for Honeywell in their Performance Contracting and Energy Conservation divisions, working primarily in the southeast United States. From December 1983 through July 1994, Mr. Frankenfield served as a lead facilities design engineer for IBM in Endicott, NY earning several awards for energy conservation. From July 1980 through December 1983, Mr. Frankenfield worked as a manufacturing engineer for the Trane Company in Dunmore, PA. Mr. Frankenfield earned a BS degree in Mechanical Engineering from Lehigh University, and has a professional engineering license in both New York and Florida.

     THOMAS H. HEBERT. Mr. Hebert has served as the Company’s Chief Technology Officer since March 2004. From October 2001 to March 2003, Mr. Hebert served as the Company’s Vice President — Research and Development. Prior to that time, Mr. Hebert served its predecessor GEER in this capacity since February 1998. With over 32 years in the construction, HVACR and refrigeration industries, Mr. Hebert has invented and been the principal design engineer for numerous technologies, including several patented products. From June 1995 to September 1997, he served as Vice President of Engineering with Energy Technologies, Inc. Mr. Hebert has focused on product development, applications and manufacturing/production development, and has spent over twenty years in the development and research of his proprietary inventions. Mr. Hebert earned a BS in Physics and an M. SCI in Physical Chemistry from the University of South Florida, and is a Masters Candidate in Engineering.

     KEITH GLAZE. Mr. Glaze was appointed Vice President — Operations in October 2001. From 1998 to October 2001, Mr. Glaze served its predecessor company, GEER, in this same capacity and in others. From 1997 to 1998, Mr. Glaze was an Executive Business Analyst with George S. May international, a consulting firm specializing in quality programs and process improvement. From 1989 to 1997, Mr. Glaze worked for York International in a variety of positions. From 1994 to 1997, Mr. Glaze served as the Regional Sales Manager with responsibility for inventory control and distribution for the Jacksonville, Florida region. Mr. Glaze has a BS degree in business administration from Trinity College.

     HENRY M. BURKHALTER. Mr. Burkhalter has served as a director of the Company since March 2004. Mr. Burkhalter is President and Chief Executive Officer of Investsearch Capital, LLC, a venture capital company. From 2000 to 2001, Mr. Burkhalter served as Chief Operating Officer of WorldCom Wireless Solutions, Inc., a subsidiary of MCI, Inc. formerly known as WorldCom Inc. In 2002, WorldCom Wireless Solutions, Inc. filed a petition in bankruptcy. Prior to 2000, Mr. Burkhalter served as President and Chief Executive Officer of Wireless One, Inc., a company involved in the wireless cable and internet business. Mr. Burkhalter serves as a member of the board of directors of Wi-Lan Inc., a manufacturer of wireless communications equipment.

     STEVEN W. FOX. Mr. Fox has served as a director of the Company since March 2004. Mr. Fox has served as the Chief Executive Officer and General Manager of Quest Capital Alliance, L.L.C., a private equity fund, since September 2000. Prior to that time, Mr. Fox served an a number of executive positions for Bank of America and Boatmen’s Bank, and its affiliates. Mr. Fox serves as a member of the board of directors of Decorize, Inc.

     DAVID E. WEBB. Mr. Webb has served as a director of Global Energy since March 2004. Since March 1998, Mr. Webb has managed the investments of Webb Capital, L.L.C. From December 1996 to March 1998, Mr. Webb served as President and Chief Executive Officer of CS Wireless Systems, Inc., a wireless cable company.

The members of our Audit Committee are Henry M. Burkhalter, David E. Webb and Steven W. Fox. Our Board of Directors has determined that each member of the Audit Committee is an “audit committee financial expert” as defined by SEC rules. The Audit Committee was formed in April 2004. In April 2004, we adopted a Code of Conduct. The Code of Conduct sets forth ethical requirements for Global Energy’s employees, officers and directors. Global Energy undertakes to supply without charge a copy of its Code of Conduct to any person that delivers a request for a copy to Global Energy’s Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms or written representations from the executive officers and directors, the following persons failed to file on a timely basis Section 16(a) forms during fiscal year 2003: GEAG failed to file on a timely basis a Form 3 upon its acquisition of beneficial ownership of greater than 10% of Global Energy’s common stock, as well as certain Forms 4 upon its acquisition of additional shares of Global Energy’s common stock with respect to the Financing Transaction (as defined below under Item 12 of this Report). Carlos J. Coe and John R. Bailey each failed to file on a timely basis a Form 3 upon becoming a director and officer of the Company. Keith Glaze failed to file on a timely basis a Form 4 upon a transaction in the Global Energy’s common stock in April 2004.

Item 10. Executive Compensation

     Summary Compensation Table. The following table sets forth the compensation earned by each person that served in 2003 as our Chief Executive Officer and the other most highly compensated executive officer whose salary and bonus for the fiscal year ended December 31, 2003, were in excess of $100,000. These persons are collectively referred to as the “Named Executive Officers.”

     In accordance with the rules of the Securities and Exchange Commission, the compensation described in the following table does not include medical insurance, group life insurance or other benefits received by the Named Executive Officers that are available generally to all salaried Global Energy employees. In addition, the compensation described in the following table may not include certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the Named Executive Officer’s salary and bonus disclosed in the table.

SUMMARY COMPENSATION TABLE

			Long-Term
Name and	Fiscal		Compensation
Principal Position	Year	Salary	Option Awards/SARs
Carlos J. Coe (1)	2003	—	—
Chief Executive Officer
Guy S. Frankenfield(2)	2003	$103,146	45,000
Executive Vice President —	2002	40,408	50,000
Marketing and Sales
Joseph H. Richardson (3)	2003	95,500	—
Former President and	2002	95,673	555,318
Chief Executive Officer

(1)	Mr. Coe became an officer and director of the Company in September 2003 in connection with a loan by Global Energy Acquisition Group, L.L.C. to the Company. As described below under “Certain Relationships and Related Transactions,” in connection with the Financing Transaction the Company entered into the Turnaround Services Agreement with Turnaround Specialists, L.L.C. Mr. Coe, as an affiliate of Turnaround Services, L.L.C., benefits from the payments made by the Company to Turnaround Specialists under the Turnaround Services Agreement. The Company does not directly compensate Mr. Coe for his services to the Company, except that Mr. Coe does participate in the Company’s employee benefit plans.

(2)	Mr. Frankenfield became an officer of the Company in July 2002.

(3)	Mr. Richardson became an officer and director of the Company in March 2002. Mr. Richardson resigned his officer positions in August 2003 to accept a position with Allegheny Power, part of Hagerstown, Maryland based Allegheny Energy, Inc. He remained a director until September 2003, when Mr. Coe was appointed to the Company’s Board of Directors. Certain amounts of compensation earned by Richardson from the Company for 2003 was exchanged for securities of the Company in the Financing Transaction described in this proxy statement below under the heading “Certain Transactions.”

     Option Grants In Last Fiscal Year. The following table sets forth the stock option grant made during the year ended December 31, 2003, to the following Named Executive Officer.

	Number of Securities
	Underlying Options	% of Total Options	Exercise Price	Expiration
Name	Granted(1)	Granted in 2003(2)	per Share(3)	Date(3)
Guy S. Frankenfield	45,000	21.7%	$0.01	7/16/13

(1)	The options vested on January 1, 2004.

(2)	Based on options granted during 2003 to purchase an aggregate of 207,500 shares of common stock.

(3)	The options have a term of ten (10) years, but may terminate before their expiration date in the event of the death, disability or termination of employment of the optionee.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information concerning options exercised during 2003 and options held on December 31, 2003, by our Named Executive Officers whose salary and bonus exceeded $100,000 for 2003.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options at
	Shares Acquired on	Value	Options at Year-End		Year-End(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Guy S. Frankenfield	—	—	95,000	—	$16,800	—
Joseph H. Richardson	—	—	555,318	—	$133,276	—

(1)	Based on the difference between the option exercise price and the closing sale price of $0.25 of Global Energy’s common stock as reported on the OTC Bulletin Board on December 31, 2003, the last trading day prior to the closing of our fiscal year multiplied by the number of shares underlying the options.

     Employment Arrangements. Mr. Bailey and Mr. Coe are compensated for their services as officers of the Company under the Turnaround Services Agreement described below under “Certain Relationships and Related Transactions,” except that these individuals participate in the Company’s employee benefit plans.

Global Energy has an employment agreement with Guy S. Frankenfield. The employment agreement provides for annual base salaries of at least $110,000 for Mr. Frankenfield and eligibility to receive a bonus determined by the Board of Directors or the Compensation Committee. The employment agreement has an initial term of three years from January 1, 2004, and the term renews automatically for successive one-year terms unless the Company or Mr. Frankenfield delivers notice of termination at least 90 days before the end of the term in effect at the time. The employment agreement provides that Global Energy may terminate Mr. Frankenfield’s employment for good cause or without good cause (as those terms are defined in the agreements) or upon disability. Mr. Frankenfield may terminate the agreement voluntarily. If Mr. Frankenfield’s employment is terminated by Global Energy for good cause or by Mr. Frankenfield, the executive is entitled to all amounts earned and accrued through the termination date. If Mr. Frankenfield’s employment is terminated by Global Energy without cause, Mr. Frankenfield is entitled to all 12 month’s of base salary and all of the executive’s outstanding options and other incentive based awards vest in full.

Directors’ Compensation

     While the Board of Directors may change its policy in the future, the Company currently pays its directors no compensation for their service on the Company’s board of directors or its committees, except that the Company reimburses its directors for any expenses associated with attending the meetings.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of our Preferred Stock and Common Stock as of April 28, 2004, for:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities;

•	each of our Directors;

•	each of our Named Executive Officers; and

•	all of our Directors and Named Executive Officers as a group.

     The percentages of shares of Common Stock owned provided in the table is based on 13,800,707 shares of Common Stock outstanding as of April 28, 2004. The percentages of shares of Preferred Stock owned provided in the table is based on 3,741,215 shares of Preferred Stock outstanding as of April 28, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based upon information provided by them. In computing an individual’s beneficial ownership, the number of shares of Common Stock subject to warrants or options held by that person that are exercisable within 60 days of April 28, 2004, are also deemed outstanding and are shown in the column labeled “Warrants/Options.” These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. Unless a footnote indicates otherwise, the address of each person listed below is c/o Global Energy Group, Inc., 2346 Success Drive, Odessa, Florida 33556.

	Shares of Preferred Stock			Shares of Common Stock
	Beneficially Owned			Beneficially Owned
	Number				Warrants/
Name	(Series)		Percent	Number	Options	Percent
Global Energy Acquisition Group, L.L.C. (1) (11)	1,287,600	(B)	34.4%	—	12,876,000	48.3%
Quest Capital Alliance, L.L.C. (2)(11)	571,014	(A)	15.3	170,000	5,710,140	30.1
Richard E. Wiles (3)	—		*	1,534,798	—	11.1
Eugene Cornett (4)	—		*	1,536,464	—	11.1
Neal S. Stubbs (5)	—		*	3,434,005	—	24.9
Thomas H. Hebert	—		*	1,456,205	—	10.6
Robert J. Smith (6) (11)	1,292,362	(A)	34.5	—	12,923,620	48.3
Joseph H. Richardson (7) (11)	334,863	(A)	9.0	—	3,903,948	22.1
Peter E. Toomey (8) (11)	255,376	(A)	6.8	—	2,831,419	17.0
Carlos J. Coe (9)	—		*	—	700,000	4.8
John R. Bailey (9)	—		*	—	700,000	4.8
Guy S. Frankenfield(10)	—		*	—	95,000	*
Henry M. Burkhalter (1)	—		*	—	—	*
David E. Webb (1)	—		*	—	—	*
Steven W. Fox (2)	—		*	—	—	*
Directors and Named Executive Officers as a group (7 persons)	2,193,477		58.6	170,000	23,285,088	62.7

*	less than 1%

(1)	The address of Global Energy Acquisition Group, L.L.C. is 5000 Legacy Drive, Suite 490, Plano, Texas 75024. David E. Webb and Henry M. Burkhalter, who are on Global Energy’s Board of Directors, are affiliated with Global Energy Acquisition Group, L.L.C.

(2)	The address of Quest Capital Alliance, L.L.C. is 3140 E. Division Street, Springfield, Missouri 65802. Steven W. Fox, who is on Global Energy’s Board of Directors, is affiliated with Quest Capital Alliance, L.L.C.

(3)	The address of Richard E. Wiles is 4304 Beau Rivage Circle, Lutz, Florida 33558.

(4)	The address of Eugene Cornett is 27110 Coral Springs Drive, Wesley Chapel, Florida 33543.

(5)	The address of Neal S. Stubbs is 928 Oakfield Drive, Brandon, Florida 33551.

(6)	The address of Robert J. Smith is 3865 Turtle Hatch Road, Springfield, Missouri 65809.

(7)	The address of Joseph H. Richardson is 147 North Drive, Pitts, PA 15238. Under the heading Warrants/Options, all ownership is in the form of warrants, except for options held to purchase 555,318 shares of Common Stock.

(8)	The address of Peter E. Toomey, 119 Riding Trail Lane, Pittsburgh, PA 15215. Under the heading Warrants/Options, all ownership is in the form of warrants, except for options held to purchase 277,659 shares of Common Stock.

(9)	Carlos J. Coe and John R. Bailey each is an officer of the Company and on Global Energy’s Board of Directors and is affiliated with Turnaround Specialists, L.L.C. The shares indicated as being beneficially owned represent warrants held by Turnaround Specialists, L.L.C. to purchase 700,000 shares of the Company’s common stock.

(10)	Under the heading Warrants/Options, all ownership is in the form of options to purchase shares of Common Stock.

(11)	The rights, limitations and preferences of each series of Preferred Stock are described in Item 1 of this Report under the heading “2004 Financing Transaction.” The shares of Series A Preferred Stock are held subject to a Voting Trust Agreement, which is described in Item 1 of this Report under the heading “2004 Financing Transaction” and below under the heading “Certain Relationships and Related Transactions.” With respect to matters to which the terms of the Voting Trust Agreement apply, for purposes of voting control Global Energy Acquisition Group, LLC possesses beneficial ownership of 100% of the outstanding shares of Preferred Stock.

Securities Authorized For Issuance Under Equity Compensation Plans

     The Global Energy Group, Inc. 2001 Equity Incentive Plan adopted by our Board of Directors effective as of September 1, 2001 and ratified by our stockholders in October 2001, and as amended and ratified by our stockholders in December 2002, covers up to 3,000,000 shares of our common stock. Such shares are issuable upon the exercise of stock options or as outright stock awards. The purpose of the Plan is to enable us to encourage eligible plan participants to contribute to our success by granting such individuals stock options or stock rewards. Options granted under the Plan may qualify as “incentive stock options” as defined in Section 422A of the Internal Revenue Code of 1986. Through December 2003, the Board administered the Plan. Subject to the express provisions of the Plan, the Board (or a committee of the Board) has the complete discretion and power to determine from among eligible persons those to whom options or stock awards may be granted, the option price, the number of shares of common stock to be granted and the recipients. Securities may be granted under the Plan from time to time until September 1, 2011, or such earlier date as may be determined by the Board.

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

	(a)	(b)	(c)
Number of Securities
Remaining Available For
Future Issuance Under
	Number of Securities to Be	Weighted-Average	Equity Compensations Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	1,170,477	$0.12	1,224,523
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	1,170,477	$0.12	1,224,523

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

Item 12. Certain Relationships and Related Transactions

2004 Financing Transaction

     In January 2004, Global Energy’s board of directors approved and Global Energy completed a financing transaction (the “Financing Transaction”), which is described in greater detail in Item 1. of this Report. As stated above in Item 1 of this Report, majority of the ownership of GEAG also constitutes a majority of the ownership of GEDG. Every action or transaction that benefits

GEAG and/or its owners will directly or indirectly benefit GEDG and/or its owners, and vice versa. Two members of the Company’s board of directors, David E. Webb and Henry M. Burkhalter, are owners and controlling persons of GEAG and GEDG.

The holders of the outstanding shares of Series A Preferred Stock (the “Series A Holders”), the Company and GEAG have entered into a Voting Trust Agreement that, subject to certain exceptions, grants all voting rights in the Series A Preferred Stock to GEAG. Accordingly, GEAG as the trustee of the voting trust has the right to determine how the shares of Series A Preferred Stock will be voted in elections for directors and other matters brought before a vote of stockholders. The Series A Holders retain the right to direct the voting of the Series A Preferred Stock in certain matters, including in particular any change in the rights of holders of Series A Preferred Stock, any incurrence of additional indebtedness by the Company, and any authorization of any additional class or series of capital stock or any increase in the authorized capital of the Company. The Voting Trust Agreement terminates upon the consent by all the parties to terminate or at the time as there are no shares of Series A Preferred Stock subject to the Voting Trust Agreement.

In connection with loans made to the Company, GEAG required that the Company enter into a product distribution agreement with GEDG, an affiliate of GEAG. This agreement grants to GEDG non-exclusive product distribution rights (and, under certain circumstances, manufacturing rights). However, the agreement provides that if aggregate financing provided by GEAG reaches $500,000 GEDG’s distribution rights become exclusive, except for any distribution rights held at the time by other parties. Financing provided by GEAG reached $500,000 in January 2004. Accordingly, GEDG’s distributorship is now an exclusive one, except for any existing distribution rights held by other parties.

     As a condition to the Financing Transaction, the Company entered into the Turnaround Services Agreement with Turnaround Specialists, as described above. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey. All amounts paid by the Company to Turnaround Specialists will directly benefit Messrs. Coe and Bailey, who together own 100% of Turnaround Specialists. Mr. Coe and Mr. Bailey do not have any interest in, and is not otherwise affiliated with, GEAG or GEDG. In 2003, Turnaround Specialists, earned $145,000 for services under the Turnaround Services Agreement.

     The Financing Transaction enabled the Company to satisfy amounts owed to the Series A Holders. Without the Financing Transaction, the Company would have been unable to satisfy the indebtedness owed to Series A Holders. But for the Financing Transaction, the Series A Holders might receive little if any of the amounts owed them by the Company.

Other Transactions

     Pursuant to an Investment Agreement between the Company and one of its principal stockholders, Mr. Robert Smith, the Company borrowed $410,000 from Mr. Smith in 2003 and issued to Mr. Smith, as additional consideration for lending such amounts to the Company, warrants to purchase up to 400,000 shares of our Common Stock at an exercise price of $1.00 per share and an additional 620,000 shares at an exercise price of $0.50 per share, in each case exercisable for three years from the date of issuance. The Company issued its short-term promissory notes with respect to the borrowed amounts, each bearing interest at 8% per annum and secured by a pledge of substantially all of the assets of the Company. To avoid a default under the notes, in January 2004 the Company issued new 90-day bridge notes in exchange for the old notes. The notes and the warrants described in this paragraph were cancelled as part of the Financing Transaction.

     Pursuant to an Investment Agreement between the Company and another of its principal stockholders, Quest Capital Alliance, L.L.C., the Company borrowed $200,000 from Quest in 2003 and issued to Quest, as additional consideration for lending such amounts to the Company, warrants to purchase up to 400,000 shares of our Common Stock at an exercise price of $0.50 per share, in each case exercisable for three years from the date of issuance. The Company issued its short-term promissory notes with respect to the borrowed amounts, each bearing interest at 8% per annum and secured by a pledge of substantially all of the assets of the Company. To avoid a default under the notes, in January 2004 the Company issued new 90-day bridge notes in exchange for the old notes. The notes and the warrants described in this paragraph were cancelled as part of the Financing Transaction.

     In 2003 the Company issued warrants to two of its officers, Joseph H. Richardson and Peter E. Toomey, covering 44,572 and 35,429 shares, respectively, as additional consideration for short-term loans to the Company in the amounts of $5,572 and $4,429, respectively, in each case at an exercise price of $1.00 per share for three years from the date of issuance. To avoid a default under the loans, in January 2004 the Company issued new 90-day bridge notes in exchange for the old notes. The notes and the warrants described in this paragraph were cancelled as part of the Financing Transaction.

     The Company currently holds the exclusive rights to seven U.S. patents and seven patent-pending applications pursuant to a series of agreements with the inventor of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. These agreements are with Mr. Thomas Hebert, an officer and stockholder of the Company. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments are scheduled to begin in 2004 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid to Mr. Hebert beginning in 2004. Minimum royalties under the Company’s patent agreements with Mr. Hebert would amount to $123,000 in 2004, increasing each year until reaching $700,000 in 2010 and following years. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s right to manufacture and sell products incorporating the patented technology. Most of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

     The following exhibits are filed as part of this Report:

Exhibit No.	Description
31.1(1)	Certification of the Chief Executive Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of the Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)#	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.

(b) Reports on Form 8-K

Not applicable

Item 14. Principal Accountant Fees and Services

     Baumann, Raymondo & Company served as our independent accountants for the year ended December 31, 2003, and is expected to serve in that capacity for the current year.

     Principal Accountant Fees and Services. Aggregate fees billed for professional services rendered for the Company by Baumann, Raymondo & Company as of and for the years ended December 31, 2002 and 2003, were:

	2003(1)	2002(1)
Audit	$48,138	$86,450
Audit-Related	—	—
Tax	—	7,162
All Other	1,897	23,242
Total	50,035	116,854

(1)	The aggregate fees included in “Audit” represent fees for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in all categories represent fees billed during the fiscal years.

     Audit Fees. Audit fees were for professional services rendered in connection with audits and quarterly reviews of the consolidated financial statements of the Company, review of and preparation of consents for registration statements filed with the Securities and Exchange Commission, and for subsidiary statutory audits.

     Audit-Related Fees. Audit related fees were for assurance and related services related to employee benefit plan audits and consultations regarding financial accounting and reporting standards.

     Tax Fees. Tax fees related to services for tax compliance and consulting.

     All Other Fees. All other fees were for employee benefit plan advisory services.

     Audit Committee Pre-Approval Policies and Procedures. The Company’s Audit Committee was found in April 2004. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors expects to consider and pre-approve any audit and non-audit services to be performed by the Company’s independent accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 29th day of April, 2004.

GLOBAL ENERGY GROUP, INC.
By:	/s/ John R. Bailey
John R. Bailey
President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-KSB/A has been signed by the following persons and on April 29, 2004.

SIGNATURES	TITLE
/s/ John R. Bailey*	President, Chief Financial Officer, Chief Operating Officer,
Secretary and Director (Principal Executive Officer and Principal
John R. Bailey	Financial and Accounting Officer) Chairman of the Board

*

David E. Webb
*	Director

Henry M. Burkhalter
*	Director

Steven Fox
*	Chief Executive Officer and Director

Carlos Coe
*By: /s/ John R. Bailey

Attorney-in-Fact