Form 10QSB
period 2004-03-31
GLOBAL ENERGY GROUP INC
filed 2004-05-14
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission File No. 000-31505

Global Energy Group, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or jurisdiction of incorporation or organization)	23-3020677 (IRS Employer Identification No.)

2346 Success Drive, Odessa, Florida (Address of Principal Executive Offices)	33556 (Zip Code)

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

Yes ☒ No ☐

As of May 14, 2004, there were 13,800,707 shares of our common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements of Global Energy Group, Inc., a Delaware corporation (“Global Energy” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31,	December 31,
ASSETS	2004	2003
CURRENT ASSETS
Cash	$8,633	$39,283
Accounts receivable, net of allowance for bad debt of $4,559 in 2004 and $0 in 2003	162,541	9,773
Inventory	182,091	172,081
Prepaid expenses	34,980	30,162

Total current assets	388,245	251,299
FURNITURE AND EQUIPMENT,
net of accumulated depreciation of $45,692 in 2004 and $40,732 in 2003	58,607	48,197

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $26,794 in 2004 and $23,372 in 2003	179,106	171,458

Total other assets	186,311	178,663

TOTAL ASSETS	$633,163	$478,159

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31,	December 31,
	2004	2003
CURRENT LIABILITIES
Accounts payable and accrued expenses	$341,520	$843,558
Dividends payable	35,259	—
Royalty payable, current portion	51,000	51,000
Promissory note payable	15,650	2,593,158
Preferred shares subject to mandatory redemption — current portion	1,244,223	—

Total current liabilities	1,687,652	3,487,716
LONG TERM LIABILITIES
Royalty payable, net of current portion	151,416	153,327
Preferred shares subject to mandatory redemption — net of current	2,488,446	—

Total long term liabilities	2,639,862	153,327

TOTAL LIABILITIES	4,327,514	3,641,043
STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized, 2,453,615 of Series A and 1,279,054 of Series B issued as “shares subject to mandatory redemption” as of March 31, 2004; 0 shares issued and outstanding as of December 31, 2003 (see Note D)	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,800,707 shares issued and outstanding in March 31, 2004 and in December 31, 2003	13,801	13,801
Additional paid-in capital	5,508,405	5,508,405
Retained (deficit)	(9,216,557)	(8,685,090)

Total stockholders’ (deficit)	(3,694,351)	(3,162,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$633,163	$478,159

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended March 31,
	2004	2003
REVENUES	$227,964	$82,616
COST OF GOODS SOLD	119,452	57,840

GROSS PROFIT	108,512	24,776
OPERATING EXPENSES
Consulting	217,327	46,100
Salaries and benefits	108,786	563,734
Legal and accounting	89,792	33,108
Research and development	2,912	6,286
Sales and marketing	702	15,742
General and administrative	118,152	92,357

TOTAL OPERATING EXPENSES	537,671	757,327

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(429,159)	(732,551)
OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	(140,349)	(225,739)
Dividend expense	(35,259)	—
Interest (expense)	(21,821)	(33,944)
Other income	95,121	—

TOTAL OTHER (EXPENSE)	(102,308)	(259,683)

(LOSS) BEFORE INCOME TAXES	(531,467)	(992,234)
INCOME TAXES		—

NET (LOSS)	$(531,467)	$(992,234)

LOSS PER COMMON SHARE
Basic	$(0.04)	$(0.07)

Fully diluted	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,800,707	13,589,851

Fully diluted	13,800,707	13,589,851

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(531,467)	$(992,234)

Adjustments to reconcile net loss to cash (used) in operating activities:
Stock options issued to employees	—	172,564
Amortization	143,771	229,623
Bad debt expense	4,559	—
Depreciation	4,960	4,362
(Increase) decrease in assets:
Accounts receivable	(157,327)	(54,599)
Inventory	(10,010)	34,583
Prepaid expenses	(4,818)	(11,154)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(88,483)	194,138

Total adjustments	(107,348)	569,517

Net cash (used) in operating activities	(638,815)	(422,717)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(11,070)	(10,403)
Acquisition of furniture and equipment	(15,370)	—

Net cash (used) in investing activities	(26,440)	(10,403)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	382,745	—
Proceeds from promissory notes	253,772	470,000
Repayment of royalty payable	(1,912)	(401)

Net cash provided by financing activities	634,605	469,599

NET (DECREASE) INCREASE IN CASH	(30,650)	36,479
CASH, BEGINNING OF THE PERIOD	39,283	7,613

CASH, END OF THE PERIOD	$8,633	$44,092

SCHEDULE OF NONCASH TRANSACTIONS
Conversion of debt to preferred stock	$3,349,924	—

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2004
AND FOR THE YEAR ENDED DECEMBER 31, 2003

	COMMON		ADDITIONAL PAID–IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE DECEMBER 31, 2002	13,589,851	$13,590	$4,820,125	$(6,045,622)	$(1,211,907)

Issue stock options to employees	—	—	204,091	—	204,091
Employee exercise of options	25,000	25	3,725	—	3,750
Common stock issued for cash	185,856	186	49,814	—	50,000
Issue debt with detachable Warrants for cash	—	—	430,650	—	430,650
Net loss for the year	—	—	—	(2,639,468)	(2,639,468)

BALANCE DECEMBER 31, 2003	13,800,707	$13,801	$5,508,405	$(8,685,090)	$(3,162,884)
Net loss for the quarter	—	—	—	$(531,467)	$(531,467)
BALANCE MARCH 31, 2004	13,800,707	$13,801	$5,508,405	$(9,216,557)	$(3,694,351)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
March 31, 2004

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the period ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Energy Group, Inc. (the “Company” or “Global Energy”) and its wholly owned subsidiary Global Energy & Environmental Research, Inc. All significant inter-company accounts and transactions have been eliminated.

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
March 31, 2004

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

NOTE B — LOSS PER SHARE

Global Energy has reported basic loss per share based on the weighted average number of shares outstanding for the period. Global Energy cannot report fully diluted loss per share including the shares reserved for the issuance of common stock for the options and warrants issued, even though they are common stock equivalents, as the effect of this would be anti-dilutive. Global Energy will include the effect of this dilution in the calculation of fully diluted earnings per share only upon actual conversion or to the extent they are not anti-dilutive.

NOTE C — DEBT CONVERSION TRANSACTION

In January, 2004, Global Energy’s board of directors approved and the Company completed a financing transaction (as described in Item 2 of this Report), which is described in greater detail in Form 10-KSB for year ending December 31, 2003, as amended. As a result of the transaction, $3,349,924 amount of notes payable (including accrued interest), accrued amounts owing, and deferred salaries payable for two stockholders, were converted into 2,453,615 shares of Series A preferred stock and 896,309 shares of Series B preferred stock. The holders of the preferred stock have preference over the common stock and are entitled to receive a 6% cumulative cash dividend to be paid quarterly. In addition, there is a mandatory redemption, by the Company, on the anniversary date of each issuance. Therefore, the preferred shares are classified as liabilities rather than equity.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

NOTE D — SHARES SUBJECT TO MANDATORY REDEMPTION

On January 30, 2004, as part of the Financing Transaction, the Company authorized 2,453,615 shares of 6% Redeemable Preferred Stock Series A, par value $0.001 of which all shares have been issued and 4,525,000 shares of 6% Redeemable Preferred Stock Series B, par value $0.001, of which 1,279,054 shares have been issued. Since the stock has a mandatory redemption clause, the shares are classified as “Preferred shares subject to mandatory redemption” in the liability section. To the extent permitted by Delaware law and to the extent the Company possess sufficient funds, the Company is required to redeem for cash, on each anniversary date, the number of shares of Series A and B Preferred Stock equal to one-third of the number of shares originally issued.

NOTE E — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through March 31, 2004. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. The Company plans to satisfy its liquidity requirements for the balance of 2004 through funding provided by Global Energy Acquisition Group, L.L.C. and potentially through additional equity and debt financing.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended. This discussion and analysis contains forward-looking statements including statements using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, those appearing under the caption “Risk Factors” set forth under Item 1 of our Report on Form 10-KSB for the year ended December 31, 2003, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the financial statements included in this Report.

Overview

Global Energy invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration industries. Global Energy markets its products to energy service companies who provide technologies, services and products to federal, state and municipal governments as well as many private corporations. Global Energy also intends to provide its products and services to the traditional residential and commercial heating, air conditioning, refrigeration and ice machine markets.

The majority of our cost of sales is contributed to Global Energy’s fixed operating costs, which includes salaries, rental expense, services provided under the Turnaround Services Agreement with Turnaround Specialists, L.L.C. and other overhead costs. Global Energy believes that significantly higher sales levels are needed before it may be able to generate profits.

Recent Developments

     In January 2004, Global Energy completed a financing transaction (the “Financing Transaction”), which is described in greater detail below in this Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended. Under the Financing Transaction, Global Energy carried out the following actions:

•	The creation of two new series of preferred stock, $.001 par value per share, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of, or the agreement to issue, up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share.

•	approximately 563,000 shares of Series B Preferred Stock were issued in January 2004 at a price of $1.00 per share. These shares were issued to Global Energy Acquisition Group, L.L.C. (“GEAG”) in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received warrants to purchase 2 shares of the Company’s common stock, $.001 par value per share (the “Common Stock”), at a price of $0.10 per share. The Company previously had issued to GEAG warrants to purchase 8 shares of Common Stock for each dollar of principal owed to GEAG under such notes.

•	approximately 716,000 shares of Series B Preferred Stock have been issued or are issuable in exchange for cash invested in the Company by GEAG through March 2004. For each dollar of cash invested in Series B Preferred Stock, GEAG is entitled to receive warrants to purchase 10 shares of Common Stock at a price of $0.10 per share.

•	up to 1.2 million shares of Series B Preferred Stock are expected to be issued in exchange for cash invested by GEAG over the eighteen months following the closing of the Financing Transaction. For each dollar of cash invested in Series B Preferred Stock, GEAG is entitled to receive warrants to purchase 10 shares of Common Stock at a price of $0.10 per share.

•	The agreement to issue, for cash, up to 2.0 million shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also is entitled to receive warrants to purchase 10 shares of Common Stock at a price of $0.10 per share.

•	The issuance, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in exchange for promissory notes issued for advances previously made by such creditors to the Company, as well as the cancellation of warrants for Common Stock held by those creditors. For each dollar of principal owed under such notes, such creditors also received warrants to purchase 10 shares of Common Stock at a price of $0.30 per share.

•	The entering into of a Turnaround Services Agreement with Turnaround Specialists, L.L.C., which is helping to establish and implement operational, financial, marketing and other policies and procedures. The Company is paying Turnaround Specialists $45,000 per month, plus a warrant to purchase up to 700,000 shares of Common Stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey, both of whom serve as directors and officers of the Company.

Results of Operations — Three months ended March 31, 2004 compared to Three months ended March 31, 2003

Revenues. Revenues increased by $145,000, or 175%, to $228,000 from $83,000. This increase was primarily due to increased sales of the company’s EER+ products during the three months ended March 31, 2004.

Cost of Goods Sold. Cost of Goods Sold increased by $61,000, or 105%, to $119,000 from $58,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit increased by $84,000, or 336%, to $109,000 from $25,000. This increase in gross profit is due to the higher sales volume and an increase in the gross profit margin percentage to 48% for the three months ended March 31, 2004 compared to 30% for the three months ended March 31, 2003. The gross profit margin percentage improved because of a more favorable mix of higher profit margin products sold during 2004.

Operating Expenses. Operating expenses decreased by $219,000, or 29%, to $538,000 from $757,000. The decrease was driven mainly by decreased spending on salaries and benefits, research and development, and marketing. These decreases are attributable to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year combined with a decrease in head-count. These decreases were partially offset by an increase in spending on legal and accounting and consulting expense. The increase in legal and accounting was due to the Company completing the Financing Transaction during 2004. The increase in consulting fees is primarily attributable to payments to Turnaround Specialists, L.L.C. under the Turnaround Services Agreement.

Operating Loss. The operating loss decreased by $304,000, or 41%, to a loss of $429,000 from a loss of $733,000.

Other Income (Expense). Other income (expense) decreased $158,000, or 61%, to an expense of $102,000 from an expense of $260,000. The decrease was due in part to a decrease in amortization of the discounts on notes payable of $86,000, or 38%, to $140,000 from $226,000. Additionally, interest expense decreased by $12,000, or 35%, to $22,000 from $34,000. This decrease was due to the exchange of debt and the corresponding issuance of the Company’s preferred stock in the Financing Transaction completed in January 2004. Also as a result of the

Financing Transaction, the Company incurred dividend expenses of $35,000 with respect to the Company’s preferred stock issued in the Financing Transaction. The Company recognized other income in the form of debt forgiveness of $95,000 during the three months ended March 31, 2004. This debt forgiveness is attributed to the Company negotiating reduction in various current liabilities.

Commitments

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at March 31, 2004 was $607,248, which consisted of the unpaid funded liability of $202,416 and related royalty expense of $404,832. The estimated future maturities of this payable are shown in the table below.

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

The Company has a current material commitment with its landlord. Global Energy leases a 20,540 square foot facility in an industrial park in Odessa, Florida. The lease is for an initial period of five years with an automatic renewal clause for each additional year. The current lease amount is $5.02 per square foot annually ($8,590 monthly, including rent, insurance, taxes and other pass through items), increasing each year on the anniversary of the lease. The company also has a small lease for computer equipment. These lease payment amounts are included in the table below, under the heading “Operating Leases.”

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of March 31, 2004.

		Payments due by Period
		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years
Royalty payable to TRDA	$607,248	$153,000	$454,248	$0	$0
Minimum royalty payments under patent assignments	9,048,746	122,914	1,098,332	1,277,500	6,550,000
Promissory Note Payable	15,650	15,650	0	0	0
Preferred Stock	3,732,669	1,244,223	2,488,446	0	0
Operating leases	322,514	105,591	216,923	0	0
Other commercial commitments(1)	1,605,000	570,000	1,035,000	0	0

Total contractual cash obligations	$15,331,827	$2,211,378	$5,292,949	$1,277,500	$6,550,000

(1)	The Company is obligated under the Turnaround Services Agreement to pay amounts totaling $45,000 per month.

Liquidity And Capital Resources

     Global Energy historically has financed its operations primarily through the borrowings and the sale of equity securities. Currently, the Company’s capital resources arise out of the obligations of GEAG under the Financing Transaction. The Company has no bank lines of credit.

     On March 31, 2004, Global Energy had cash and cash equivalents of $8,600 and a working capital deficit of $1.3 million as compared to cash and cash equivalents of $39,000 and working capital deficit of $3.2 million at December 31, 2003. In the three months ended March 31, 2004, net cash used in operating activities was $639,000, net cash used in investing activities was $26,000, and net cash provided by financing activities was $634,000. In the three months ended March 31, 2003, net cash used in operating activities was $423,000, net cash used in investing activities was $10,000, and net cash provided by financing activities was $470,000.

     The liquidity needs of the Company in 2004 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development, for patents and for some additional lab equipment. As of May 15, 2004, Global Energy had approximately $27,000 in cash with which to satisfy its future liquidity requirements. The Company plans to satisfy its liquidity requirements for the remainder of 2004 through funding provided under the Financing Transaction and potentially through additional equity and debt financing.

     The actual amount of financing that will be needed for the remainder of 2004 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in the remainder of 2004, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and operating expenses will be within targeted levels.

     In addition to the funds from the Financing Transaction, the Company may decide to satisfy its liquidity requirements through additional equity and debt financing. There can be no assurance that any financing alternatives sought by Global Energy will be available or will be on terms that are attractive to Global Energy. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders. To the extent that Global Energy is unable to obtain further debt or equity financing or to the extent that sales are slower to develop than management is now expecting and the combined debt and equity financing is insufficient to cover the shortfall, Global Energy may not be able to continue operations as currently conducted.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

In January 2004, the Company completed the Financing Transaction, which consisted, among other commercial terms, of the issuance of shares of Series A Preferred Stock, Series B Preferred Stock and warrants to purchase Common Stock. This transaction, including the persons to whom the securities were issued, the total offering price for the securities and the terms of exercise of the warrants, is further described in our Report on Form 10-KSB for the year ended December 31, 2003, as amended. No underwriters were involved in this transaction. These securities were issued under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Disclosure regarding the effect of the Financing Transaction on the holders of the Common Stock is included in our Report on Form 10-KSB for the year ended December 31, 2003, as amended.

Item 5. Other Information

The SEC has informed the Company that it will review the preliminary proxy statement filed with the SEC on May 3, 2004. This review process may require that the Company’s annual meeting of stockholders be held at a time and date later than the time and date reflected in the preliminary proxy statement. The time and date of the Company’s annual meeting of stockholders will be as set forth in the definitive proxy statement filed with the SEC and mailed to the Company’s stockholders as of the record date of the meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit No.		Description
Exhibit 10.1	–	Employment Agreement dated as of January 1, 2004 between Guy Frankenfield and Global Energy Group, Inc.

Exhibit 31.1	–	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	–	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	–	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.
By:	/s/ John R. Bailey
John R. Bailey
President, Chief Financial Officer and Chief Operating Officer Date: May 14, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement dated as of January 1, 2004 between Guy Frankenfield and Global Energy Group, Inc.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.