Form 10QSB
period 2004-06-30
GLOBAL ENERGY GROUP INC
filed 2004-08-23
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2004

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

     Yes ☑ No ☐

As of August 23, 2004, there were 13,870,707 shares of Common Stock, $.001 par value outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements of Global Energy Group, Inc., a Delaware corporation (“Global Energy” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended June 30, 2004 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$19,145	$39,283
Accounts receivable, net of allowance for bad debt of $6,368 in 2004 and $0 in 2003	82,039	9,773
Inventory	96,023	172,081
Prepaid expenses	25,295	30,162

Total current assets	222,502	251,299

FURNITURE AND EQUIPMENT,
net of accumulated depreciation of $50,601 in 2004 and $40,732 in 2003	58,459	48,197

OTHER ASSETS
Investment in Investee	—	—
Deposits	7,205	7,205
Patents, net of accumulated amortization of $29,930 in 2004 and $23,372 in 2003	187,927	171,458

Total other assets	195,132	178,663

TOTAL ASSETS	$476,093	$478,159

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT JUNE 30, 2004 AND DECEMBER 31, 2003

	June 30,	December 31,
	2004	2003
CURRENT LIABILITIES
Accounts payable and accrued expenses	$497,659	$843,558
Dividends payable	91,852	—
Royalty payable, current portion	51,000	51,000
Promissory notes payable	15,650	2,593,158
Shares subject to mandatory redemption – current portion	1,334,723	—

Total current liabilities	1,990,884	3,487,716

LONG TERM LIABILITIES
Royalty payable, net of current portion	151,416	153,327
Shares subject to mandatory redemption – net of current	2,669,446	—

Total long term liabilities	2,820,862	153,327

TOTAL LIABILITIES	4,811,746	3,641,043

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized, 2,453,615 of Series A and 1,550,554 of Series B issued as “shares subject to mandatory redemption” as of June 30, 2004; 0 shares issued and outstanding as of December 31, 2003 (see Note D)	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,800,707 shares issued and outstanding in June 30, 2004 and in December 31, 2003	13,801	13,801
Additional paid-in capital	5,508,405	5,508,405
Retained (deficit)	(9,857,859)	(8,685,090)

Total stockholders’ (deficit)	(4,335,653)	(3,162,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$476,093	$478,159

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30:		For the Six Months ended June 30:
	2004	2003	2004	2003
REVENUES	$84,618	$22,358	$312,582	$101,444
COST OF GOODS SOLD	57,436	19,110	176,888	75,738

GROSS PROFIT	27,182	3,248	135,694	25,706

OPERATING EXPENSES
Consulting	139,750	5,840	357,077	41,940
Salaries and benefits	137,935	257,004	246,721	820,738
Legal and accounting	68,233	40,865	158,025	73,973
Research and development	73,700	5,680	76,612	11,966
Sales and marketing	2,000	430	2,702	16,172
General and administrative	187,982	94,975	306,134	185,448

TOTAL OPERATING EXPENSES	609,600	404,794	1,147,271	1,150,237

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(582,418)	(401,546)	(1,011,577)	(1,124,531)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	—	(136,070)	(140,349)	(361,809)
Dividend expense	(56,593)	—	(91,852)	—
Interest (expense)	(2,291)	(43,970)	(24,112)	(77,914)
Other income	—	—	95,121	—

TOTAL OTHER (EXPENSE)	(58,884)	(180,040)	(161,192)	(439,723)

(LOSS) BEFORE INCOME TAXES	(641,302)	(581,586)	(1,172,769)	(1,564,254)
INCOME TAXES	—	—	—	—

NET (LOSS)	$(641,302)	$(581,586)	$(1,172,769)	$(1,564,254)

LOSS PER COMMON SHARE
Basic	$(0.05)	$(0.04)	$(0.08)	$(0.12)

Fully diluted	$(0.05)	$(0.04)	$(0.08)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,800,707	13,589,851	13,800,707	13,589,851

Fully diluted	13,800,707	13,589,851	13,800,707	13,589,851

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,172,769)	$(1,564,254)

Adjustments to reconcile net loss to cash (used) in operating activities:
Stock options issued to employees	—	196,345
Amortization of disc. on notes payable	140,349	361,809
Amortization	6,558	4,053
Bad debt expense	5,225	—
Depreciation	9,869	8,553
(Increase) decrease in assets:
Accounts receivable	(77,491)	(9,559)
Inventory	76,058	8,944
Prepaid expenses	4,867	(11,214)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	124,249	350,619

Total adjustments	289,684	909,550

Net cash (used) in operating activities	(883,085)	(654,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(23,027)	(13,339)
Acquisition of furniture and equipment	(20,131)	—

Net cash (used) in investing activities	(43,158)	(13,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	654,245	—
Proceeds from promissory notes	253,772	677,000
Repayment of royalty payable	(1,912)	(401)

Net cash provided by financing activities	906,105	676,599

NET (DECREASE) INCREASE IN CASH	(20,138)	8,556
CASH, BEGINNING OF THE PERIOD	39,283	7,613

CASH, END OF THE PERIOD	$19,145	$16,169

SCHEDULE OF NONCASH TRANSACTIONS
Conversion of debt to preferred stock	$3,349,924	—

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2004

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

Principles of Consolidation

The consolidated financial statements include the accounts of Global Energy and its wholly owned subsidiary Global Energy & Environmental Research, Inc. All significant inter-company accounts and transactions have been eliminated.

Basis of Accounting

Global Energy maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

Revenue and Cost Recognition

Global Energy recognizes revenue principally from sales of equipment. The Company’s transactions that are equipment sales alone are documented by either a purchase order or a distribution agreement, in each case signed by the Company’s customer. Both of these documents include the Company’s customary terms and conditions of sale. Under these customary terms, title to the product passes when the Company delivers the equipment to the shipper – the Company’s customer is responsible for the product from this point on. The Company provides no separate return rights (other than the limited return rights under the Company’s warranty). The Company typically offers payment terms of “net 30” to qualified buyers. New customers typically complete a credit application, and the Company performs a credit review of the customer prior to any significant grant of credit. The Company records revenue when title to the product is transferred pursuant to shipping terms.

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

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

NOTE C – DEBT CONVERSION TRANSACTION

In January 2004, Global Energy’s board of directors approved and the Company completed a financing transaction (as described in greater detail in Item 2 and in the Form 10-KSB for the year ending December 31, 2003, as amended). As a result of the transaction, $3,349,924 amount of notes payable (including accrued interest), and deferred salaries payable for two stockholders, were converted into 2,453,615 shares of Series A preferred stock and 896,309 shares of Series B preferred stock. The holders of the preferred stock have preference over the common stock and are entitled to receive a 6% cumulative cash dividend to be paid quarterly. In addition, there is a mandatory redemption, by the Company, on the anniversary date of each issuance. Therefore, the preferred shares are classified as liabilities rather than equity.

NOTE D – SHARES SUBJECT TO MANDATORY REDEMPTION

On January 30, 2004, as part of the Financing Transaction, the Company authorized 2,453,615 shares of 6% Redeemable Preferred Stock Series A, par value $0.001 of which all shares have been issued and 4,525,000 shares of 6% Redeemable Preferred Stock Series B, par value $0.001, of which 1,550,554 shares have been issued. Since the stock has a mandatory redemption clause, the shares are classified as “shares subject to mandatory redemption” in the liability section. To the extent permitted by Delaware law and to the extent the Company possess sufficient funds, the Company is required to redeem for cash, on each anniversary date, the number of shares of Series A and B Preferred Stock equal to one-third of the number of shares originally issued.

NOTE E — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through June 30, 2004. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Recent Developments

On January 30, 2004, Global Energy’s board of directors approved and Global Energy completed a financing transaction (the “Financing Transaction”), which is described in greater detail in other sections of this Report and in the Form 10-KSB for the year ended December 31, 2003, as amended. On January 30, 2004, the closing price of the Company’s common stock was $0.12 per share. Under the Financing Transaction, Global Energy carried out the following actions:

•	The creation of two new series of preferred stock, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of, or the agreement to issue, up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share:

•	approximately 563,000 shares of Series B Preferred Stock were issued on January 30, 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received at the closing of the Financing Transaction warrants to purchase 2 additional shares of the Company’s common stock at a price of $0.10 per share. Prior to the Financing Transaction, the Company had issued to GEAG warrants to purchase 8 shares of the

Company’s common stock at a price of $0.10 per share for each dollar loaned to the Company by GEAG under these bridge loans.

•	approximately 988,000 of these shares have been issued in exchange for cash invested in the Company by GEAG through June 2004. For each dollar of cash invested in Series B Preferred Stock, GEAG is entitled to receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share. The date the Series B Holders paid for the warrants, together with the closing price of the Company’s common stock on the Company on these dates (in parentheses) are as follows: April 7, 2004, ($0.25); May 4, 2004, ($0.31); June 16, 2004, ($0.20); and June 30, 2004, ($0.19).

•	up to 949,000 shares will be issued in exchange for cash invested by GEAG from July 1, 2004 through July 31, 2005. For each dollar of cash invested in Series B Preferred Stock, GEAG will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The agreement to issue, for cash, of up to 2,000,000 shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The issuance on January 30, 2004, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in satisfaction of promissory notes and, in some instances, unpaid salary payable by the Company to those creditors of the Company, as well as warrants for the Company’s common stock held by those creditors. For each dollar owing by the Company such creditors also received on January 30, 2004 warrants to purchase 10 shares of the Company’s common stock at a price of $0.30 per share.

•	The entering into a Turnaround Services Agreement with Turnaround Specialists, L.L.C., which is helping to establish and implement operational, financial, marketing and other policies and procedures. The Company is paying Turnaround Specialists $45,000 per month during the term of the agreement, and the Company delivered to Turnaround Specialists on January 30, 2004 a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey, both of whom serve as directors and officers of the Company.

Results of Operations – Three months ended June 30, 2004 compared to Three months ended June 30, 2003

Revenues. Revenues increased by $63,000, or 278%, to $85,000 from $22,000. This increase was primarily due to increased sales of the company’s EER+ products during the three months ended June 30, 2004.

Cost of Goods Sold. Cost of Goods Sold increased by $38,000, or 200%, to $57,000 from $19,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit increased by $24,000, or 737%, to $27,000 from $3,000. This increase in gross profit is due to the higher sales volume and an increase in the gross profit margin percentage to 32% in the three months ended June 30, 2004 compared to 14% for the three months ended June 30, 2003. The gross profit margin percentage improved because of a more favorable mix of higher profit margin products sold during 2004.

Operating Expenses. Operating expenses increased by $205,000, or 51%, to $610,000 from $405,000. The increase is primarily attributable to consulting fees paid to Turnaround Specialists, L.L.C. under the Turnaround Services Agreement and increased research and development activity. The increase in legal and accounting was due to the Company completing the Financing Transaction during 2004. These increases were partially offset by decreased spending on salaries and benefits. All of the decreases were attributed to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year combined with a decrease in head-count.

Operating Loss. The operating loss increased by $181,000, or 45%, to a loss of $582,000 from a loss of $401,000.

Other Income (Expense). Other income (expense) decreased $121,000, or 67%, to an expense of $59,000 from an expense of $180,000. The decrease was due in part to the elimination of amortization of the discounts on notes payable. Additionally, interest expense decreased by $42,000, or 95%, to $2,000 from $44,000. This decrease was due to the exchange of debt and the corresponding issuance of the Company’s preferred stock in the Financing Transaction completed in January 2004.

Results of Operations — Six months ended June 30, 2004 compared to Six months ended June 30, 2003

Revenues. Revenues increased by $211,000, or 208%, to $312,000 from $101,000. This increase was primarily due to increased sales of the company’s EER+ products during the six months ended June 30, 2004.

Cost of Goods Sold. Cost of Goods Sold increased by $101,000, or 133%, to $177,000 from $76,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit increased by $110,000, or 428%, to $136,000 from $26,000. This increase in gross profit is due to the higher sales volume and an increase in the gross profit margin percentage to 43% in the six months ended June 30, 2004 compared to 25% for the six months ended June 30, 2003. The gross profit margin percentage improved because of a more favorable mix of higher profit margin products sold during 2004.

Operating Expenses. Operating expenses decreased by $3,000, or 0.2%, to $1,147,000 from $1,150,000. The decrease was driven mainly by decreased spending on salaries and benefits and marketing. All of these decreases were attributed to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year combined with a decrease in head-count. These decreases were partially offset by an increase in spending on legal and accounting, research and development, and consulting expense. The increase in legal and accounting was due to the Company completing the Financing Transaction during 2004. The increase in research and development is due to increased research and development activity. The increase in consulting fees is primarily attributable to payments to Turnaround Specialists, L.L.C. under the Turnaround Services Agreement.

Operating Loss. The operating loss decreased by $113,000, or 10%, to a loss of $1,011,000 from a loss of $1,124,000.

Other Income (Expense). Other income (expense) decreased $279,000, or 63%, to an expense of $161,000 from an expense of $440,000. The decrease was due in part to a decrease in amortization of the discounts on notes payable of $222,000, or 61%, to $140,000 from $362,000. Additionally, interest expense decreased by $54,000, or 69%, to $24,000 from $78,000. This decrease was due to the exchange of debt and the corresponding issuance of the Company’s preferred stock in the Financing Transaction completed in January 2004. Also as a result of the Financing Transaction, the Company incurred dividend expenses of $92,000 with respect to the Company’s preferred stock issued in the Financing Transaction. The Company recognized other income in the form of debt forgiveness of $95,000 during the six months ended June 30, 2004. This debt forgiveness is attributed to the Company negotiating reduction in various current liabilities.

Commitments

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at June 30, 2004 was $607,248, which consisted of the unpaid funded liability of $202,416 and related royalty expense of $404,832. The estimated future maturities of this payable are shown in the table below.

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

The Company is obligated under the Turnaround Services Agreement (which is described in greater detail in Item 2, “Recent Developments” and the Form 10-KSB for the year ending December 31, 2003).

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of June 30, 2004.

		Payments due by Period
		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years
Royalty payable to TRDA	$607,248	$153,000	$454,248	$0	$0
Minimum royalty payments under patent assignments	9,065,139	179,583	1,238,333	1,305,833	6,341,390
Notes Payable	15,650	15,650	0	0	0
Preferred Stock	4,004,169	1,334,723	2,669,446	0	0
Operating leases	271,129	107,043	164,086	0	0
Other contractual obligations (1)	1,440,000	540,000	900,000	0	0

Total contractual cash obligations	$15,403,335	$2,329,999	$5,426,113	$1,305,833	$6,341,390

(1)	Other contractual obligations include $45,000 per month payable as memorialized in the Turnaround Services Agreement with Turnaround Specialists, L.L.C.

Liquidity And Capital Resources

Global Energy historically has financed its operations primarily through the borrowings and the sale of equity securities. Currently, the Company’s capital resources arise out of the obligations of GEAG under the Financing Transaction. The Company has no bank lines of credit.

On June 30, 2004, Global Energy had cash and cash equivalents of $19,000 and a working capital deficit of $1.8 million as compared to cash and cash equivalents of $39,000 and working capital deficit of $3.2 million at December 31, 2003. In the six months ended June 30, 2004, net cash used in operating activities was $883,000, net cash used in investing activities was $43,000, and net cash provided by financing activities was $906,000. In the six months ended June 30, 2003, net cash used in operating activities was $655,000, net cash used in investing activities was $13,000, and net cash provided by financing activities was $677,000.

The liquidity needs of the Company in 2004 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development, for patents and for some additional lab equipment. As of August 17, 2004, Global Energy had approximately $7,900 in cash with which to satisfy its future liquidity requirements. The Company plans to satisfy its liquidity requirements for the remainder of 2004 through funding provided under the Financing Transaction and potentially through additional equity and debt financing.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

Please refer to the heading “Recent Developments” in Part I, Item 2 of this Report regarding the number of shares of Series B Preferred Stock issued by Global Energy through June 2004 as a result of the Financing Transaction.

Item 5. Other Information

The SEC has informed the Company that it will review the preliminary proxy statement filed with the SEC on May 3, 2004. As a result of this process the Company’s annual meeting of stockholders will be held at a time later than reflected in the preliminary proxy statement. The time of the Company’s annual meeting of stockholders will be as set forth in the definitive proxy statement filed with the SEC and mailed to the Company’s stockholders as of the record date of the meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

           Exhibit No.                      Description

Exhibit 10.1 –	Separation Agreement and General Release dated May 17, 2004 with Guy Frankenfield.

Exhibit 31.1 –	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 –	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 –	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.
	By:	/s/ John R. Bailey
John R. Bailey
Date: August 23, 2004		President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description
Exhibit 10.1	Separation Agreement and General Release dated May 17, 2004 with Guy Frankenfield.
Exhibit 31.1	Certification of Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.