Form 10KSB/A
period 2003-12-31
GLOBAL ENERGY GROUP INC
filed 2004-09-29
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2

Form 10-KSB

☒ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transition period from             to            .
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

Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $181,606.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of September 23, 2004, the aggregate market value (based on the last sale price on such date) of Common Stock held by non-affiliates of the registrant was approximately $1,205,239. For purposes of this disclosure, we have considered each officer and director, and each person known to us (by means of filings with the SEC or through our stock transfer records) to own 10% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of the issuer’s common equity, as of the latest practicable date: 13,870,707 shares of Common Stock, par value $.001 per share, as of September 23, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

Technology

     Global currently holds the exclusive rights to seven U.S. patents and seven patent-pending applications pursuant to a series of agreements with the inventor of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. These agreements are with Mr. Thomas Hebert, an officer and a shareholder of the Company. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments are scheduled to begin in 2004 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid beginning in 2004. Minimum royalties under the Company’s patent agreements as in effect on the date of this Report total approximately $124,000 in 2004 and increase each year until reaching $700,000 for the years 2010 through 2017, and thereafter decrease as the patents expire. These royalties are included in the costs of our products. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s right to manufacture and sell products incorporating the patented technology. Many of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence. Each of the other patents expire at various times in 2018 through 2020. A brief summary of each patent follows:

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

Products

     To date, the Company has completed development of four products, two of which have been commercialized. Currently, our principal products are our EER(+)Plus and Inventor Series 1400 units, which we expect to be the primary sources of our sales revenues during 2004. The EER(+)Plus is a retrofit unit, designed to be added to existing air conditioning units to boost their performance very cost effectively. The Inventor Series 1400 is a complete unitary packaged air conditioning unit, with our patented technologies incorporated into it. Both of these products utilize generally wasted condensate water and exhaust air produced by all standard air conditioning systems to provide increased capacity and to reduce power consumption. Current plans call for the Company to offer both the EER+ product and the Inventor Series 1400 units in several cooling sizes ranging from 6 to 50 tons. Typically, a commercial building installation requires a ton of air conditioning for every 300-400 square feet. Large buildings would utilize multiple units.

     Our testing of these products has consistently produced improvements in energy efficiency of at least 25% compared to typical other new equipment. If our products replace a customer’s older, worn equipment, we believe the efficiency gains would likely be much higher than 25%. This efficiency improvement reduces energy consumption for air conditioning while maintaining the same cooling level. A sample Inventor Series 1400 unit was certified in May 2002 by the Air Conditioning and Refrigeration Institute (“ARI”), the independent industry group which certifies the energy efficiency ratings of air conditioning units. The Company’s 7.5-ton unit was rated 13.5 EER. Energy Efficiency Ratio, or EER, is a term generally used to define the cooling efficiency of unitary air-conditioning and heat pump systems. EER is defined as the ratio of net cooling capacity (measured by the amount of heat removed in Btu/h) to the total input rate of electric energy applied (measured in watt hours). This efficiency term typically includes the energy requirement of auxiliary systems, such as the indoor and outdoor fans. The higher the EER the more efficient is the system. For products currently marketed in the commercial market, EER currently ranges generally from 9.0 to 12.0 according to information obtained from ARI.

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

Competition and Markets

     The Company competes in sale of unitary air conditioning and heat pump equipment in the new construction and replacement markets. While Global’s products will work in many countries around the world, the United States market is currently the Company’s primary focus. According to ARI, 6.80 million and 6.75 million unitary air conditioning units and air-cooled heat pumps were sold in the United States in 2003 and 2002, respectively. Additionally, between 60 million and 70 million air conditioning units and air-cooled heat pumps were in service in the United States in 2003 according to ARI. There are numerous manufacturers of such equipment, and the Company competes with all other manufacturers of HVACR equipment. Almost all of these companies are more established and many are substantially larger than Global and have greater resources. Economies of scale are important in reducing unit production costs, and we are currently is at a disadvantage in this area due to our lack of sales volume.

     While actual pricing will vary based on market conditions and other factors, the Company anticipates that its units generally will be priced higher than competitors’ products. For Global to be successful, our products must have a higher value to our customers. Specifically, we believe that the higher price of the product initially must be more than offset by the lower operating expenses the customer incurs while the equipment is in use.

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

Distribution and Customers

     In connection with loans made to the Company described below under the heading “2004 Financing Transaction,” Global Energy Acquisition Group, L.L.C. (“GEAG”) required that the Company enter into a product distribution agreement with Global Energy Distribution Group, L.L.C. (“GEDG”), an affiliate of GEAG. This agreement grants to GEDG non-exclusive product distribution rights (and, under certain circumstances, manufacturing rights). However, the agreement provides that if aggregate financing provided by GEAG reaches $500,000 GEDG’s distribution rights become exclusive, except for any distribution rights held at the time by other parties. Financing provided by GEAG reached $500,000 in January 2004. Accordingly, GEDG’s distributorship is now an exclusive one, except for existing distribution rights held by one unaffiliated third party under a distribution agreement entered into by the Company prior to entering into the distribution agreement with GEDG.

     Other than GEDG, Global currently has one additional energy service company, or ESCO, which has entered into a distribution agreement with Global. The distribution agreement has a term of one-year, and the term automatically renews for additional one-year terms unless the ESCO or Global exercises its right to terminate the agreement. The ESCO may terminate its agreement with Global by delivering notice of termination at least 30 days before the end of the term in effect at the time. Global may terminate the distribution agreement by delivering to the ESCO notice of termination at least 30 days before the end of the term in effect at the time, unless the ESCO has met certain minimum sales quotas.

     In 2000, Global entered into discussions with two individuals, Mr. Roger Rendall and Mr. Rudolph Hiensch, regarding the sale and distribution of its products in Europe. While a transaction relating to the distribution of the Company’s products in the UK was completed in 2000, to date only nominal sales have occurred. The transaction relating to the distribution of the Company’s products in the remainder of Europe is the subject of a dispute among the Company and Mr. Hiensch. Mr. Hiensch formed a company, GEER B.V. Relying upon a two-page document executed by the parties very early in the discussion period, GEER, B.V. claims that it has the right to sell Global technology within Europe. This document is now the source of the dispute. GEER, B.V. is selling products, which it manufactures, that contain Global’s proprietary technology. The Company has notified Hiensch that this is a violation of the Company’s patents. The parties are in discussions to resolve this matter.

     Over the last several years, our major customers have been a single ESCO, a large direct customer, and independent sales representatives. The products that have been sold and installed over the past few years have primarily been sold to customers seeking to reduce their overall energy consumption. To combat our lack of resources and brand identity, our marketing and sales strategy focuses on using distributors that have established customer bases.

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

     In the past decade, there has been increasing regulatory and political pressure to phase out the use of certain ozone depleting substances, including halons, chlorofluorocarbons (“CFCs”), and hydrochlorofluorocarbons (“HCFCs”), some of which are utilized in air conditioning and refrigeration equipment. Like most of its competitors, the Company’s products utilize HCFCs as refrigerants. Federal and international law currently caps production of HCFCs at 1996 levels and contemplates a complete phase-out of HCFC production by 2030. The Company does not believe the current phase out schedule for HCFCs will have a material adverse effect on its financial position or results of operations. The Company believes that there will likely be continued pressure by the international environmental community for the United States and other countries to accelerate the HCFC phase out schedule. However, the Company’s products are being designed to utilize the next generation of refrigerants without substantial modification, and the Company believes it is well positioned to react to any changes in the regulatory landscape for HCFCs.

Employees

     The Company currently employs 5 full-time and 1 part-time employees. It is anticipated that additional personnel will be required if the Company expands its operations.

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

2004 Financing Transaction

     On January 30, 2004, upon the approval of Global’s board of directors, Global completed a financing transaction (the “Financing Transaction”), which is described in greater detail in the following sections of this Report. On January 30, 2004, the closing price of the Company’s common stock was $0.12 per share. Under the Financing Transaction, Global carried out the following actions:

•	The creation of two new series of preferred stock, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of, or the agreement to issue, up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share:

•	approximately 563,000 shares of Series B Preferred Stock were issued on January 30, 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received at the closing of the Financing Transaction warrants to purchase 2 additional shares of the Company’s common stock at a price of $0.10 per share. Prior to the Financing Transaction, the Company had issued to GEAG warrants to purchase 8 shares of the Company’s common stock at a price of $0.10 per share for each dollar loaned to the Company by GEAG under these bridge loans.

•	between February 1, 2004 and September 23, 2004, approximately 1,264,000 shares of Series B Preferred Stock have been issued in exchange for cash invested in the Company by GEAG. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share. The date the Series B Holders delivered cash for the securities, together with the closing price of the Company’s common stock on each such date, are as follows:

Closing Price
Date
April 7, 2004	$0.25
May 4, 2004	0.31
June 16, 2004	0.20
June 30, 2004	0.19
July 27, 2004	0.15
August 10, 2004	0.13
August 19, 2004	0.17
August 25, 2004	0.27
September 3, 2004	0.20
September 10, 2004	0.15
September 22, 2004	0.21

•	up to 673,000 shares will be issued in exchange for cash invested by GEAG from September 24, 2004 through July 31, 2005. For each dollar of cash invested in Series B Preferred Stock, GEAG will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The agreement to issue, for cash, of up to 2,000,000 shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The issuance on January 30, 2004, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in satisfaction of promissory notes and, in some instances, unpaid salary payable by the Company to those creditors of the Company, as well as warrants for the Company’s common stock held by those creditors. For each dollar owing by the Company such creditors also received on January 30, 2004 warrants to purchase 10 shares of the Company’s common stock at a price of $0.30 per share.

•	The entering into a Turnaround Services Agreement with Turnaround Specialists, L.L.C., which is helping to establish and implement operational, financial, marketing and other policies and procedures. The Company is paying Turnaround Specialists $45,000 per month during the term of the agreement, and Global has delivered to Turnaround Specialists on January 30, 2004 a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey, both of whom serve as Directors and officers of the Company.

Background

     In 2003 and the early part of 2004, the Company was in an extremely tight cash situation. All funds previously advanced to or borrowed by the Company already had been used or committed to pay corporate expenses and to make payments to vendors. The Company was unable to pay compensation and other amounts owed to its senior management, and during this period Joseph Richardson (former President, Chief Executive Officer and director) and Peter Toomey (former Executive Vice President, Chief Financial Officer and director) resigned their positions to pursue other opportunities. Without the Financing Transaction the Company would not have been able to continue operations unless additional financing was obtained in the immediate future. In connection with its loans to the Company, GEAG required that Carlos J. Coe be appointed as a director and as Chief Executive Officer of the Company and that John R. Bailey be appointed as a director and as Chief Financial Officer of the Company, taking the places of Mr. Richardson and Mr. Toomey. Currently, Mr. Coe serves as a director and as the Company’s Chief Executive Officer, and Mr. Bailey serves as a director and as the Company’s President, Chief Financial Officer, Chief Operating Officer and Secretary. The Company’s board of directors is currently comprised of Mr. Bailey and Mr. Coe, as well as David E. Webb, Henry M. Burkhalter and Steven W. Fox.

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

Series B Purchase Agreement

     GEAG’s investment obligation is set forth in the Series B Purchase Agreement, the material terms of which are as follows:

     Amount Of Investment. In the first eighteen months after the closing of the Financing Transaction GEAG must purchase at least 2.5 million shares of Series B Preferred Stock in amounts that correspond to the ongoing operational expenses of Global during that period of time. A portion of these shares were issued in satisfaction of 90-day bridge notes to the Company outstanding before the completion of the Financing Transaction. The remaining shares have been and will be purchased for cash. In addition, GEAG has the option to invest an additional $2.0 million, at its discretion, at any time on or before September 15, 2008. Through September 23, 2004, approximately 1.8 million shares of Series B Preferred Stock and warrants for approximately 18.2 million shares of common stock have been issued or are issuable to GEAG.

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

Distribution Arrangements

     In connection with its loans to the Company, GEAG also required that the Company enter into a product distribution arrangement with Global Energy Distribution Group, L.L.C., an affiliate of GEAG, which are described further above under the heading “Distribution and Customers.”

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

     Under the Turnaround Services Agreement, the Company pays Turnaround Specialists $45,000 per month. Global also delivered to Turnaround Specialists on January 30, 2004 a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. For services rendered prior to the effectiveness of the Turnaround Services Agreement, the Company paid Turnaround Specialists $100,000, plus $45,000 per month (prorated for partial months) from December 1, 2003 through January 30, 2004. Under the Turnaround Services Agreement, Turnaround Specialists will receive a “success fee” of $1 million upon a sale or merger of the Company or its business or any similar transaction.

     Under certain circumstances a significant portion of the financing provided by GEAG may be used to pay Turnaround Specialists. The Turnaround Services Agreement has a term of three years. The Company may not terminate the agreement for at least two years unless Turnaround Specialists breaches the agreement and the breach continues for a period of time. If the Company terminates the Turnaround Services Agreement prior to the expiration of its term without cause and without the approval of Turnaround Specialists and a change of control approved by the stockholders of the Company is completed within twelve months following the date of termination, then the Company must pay to Turnaround Specialists a termination fee in an amount equal to $45,000 multiplied by the number of months remaining after the date of termination on the original term of the agreement.

Series A Purchase Agreements

     As a condition to its entering into the Financing Transaction, GEAG required that the Company’s four principal creditors at the time (other than GEAG) exchange amounts payable to them (totaling approximately $2.45 million), as well as warrants to purchase up to 5.4 million shares of the Company’s common stock, for shares of Series A Preferred Stock. The terms of the transactions with these persons (referred to as the “Series A Holders”) are set forth in four separate documents, each referred to as a Series A Purchase Agreement, the material terms of which are as follows:

     The Series A Holders. Amounts owed to the Series A Holders were secured by a pledge of the Company’s assets. The Series A Holders and the amounts that were owed to them (as well as the warrants held by them) before the closing of the Financing Transaction are as follows:

•	Quest Capital Alliance, L.L.C., a Missouri limited liability company, was owed approximately $571,000 by the Company and held warrants to purchase 2.1 million shares of the Company’s common stock. Steven W. Fox, who has been appointed to the Company’s Board of Directors, is General Manager and a Principal of Quest. Accordingly, every action or transaction that benefits Quest directly or indirectly benefits Mr. Fox.

•	Robert Smith, an individual, was owed approximately $1.3 million by the Company and held warrants to purchase 2.1 million shares of the Company’s common stock.

•	Joseph H. Richardson, an individual who is a former director and former officer of the Company, was owed approximately $324,000 by the Company and for compensation and reimbursements not yet paid and held warrants to purchase 679,000 shares of the Company’s common stock.

•	Peter E. Toomey, an individual who is a former director and former officer of the Company, was owed approximately $255,000 by the Company and for compensation and reimbursements not yet paid and held warrants to purchase 500,000 shares of the Company’s common stock.

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

     Voting. The Preferred Stock is entitled to 10 votes per share.

     Dividends. The Preferred Stock accrues dividends quarterly at 6% per annum, calculated on a 360 day per year basis. Dividends accrue and become an obligation of the Company each quarter, regardless of whether declared and regardless of whether the Company has funds available to pay such dividends. Dividends are not to be paid except to the extent the Company has funds legally available for such purpose, and any accrued dividends remain an obligation of the Company until paid.

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

Voting Control by GEAG

     As a result of the Financing Transaction, GEAG controls a majority of the Company’s outstanding voting power on all but a limited number of matters. Consequently, GEAG has the power to select all of the Company’s directors. The board of directors has the power to, among other matters, to (i) authorize the Company to enter into, modify and/or perform any agreement, (ii) authorize the issuance of additional shares of the Company’s capital stock, subject to applicable law and their duties to the Company, to such persons and on such terms as they deem appropriate, and (iii) amend the Company’s bylaws.

     Also as a result of the issuance of shares of preferred stock under the terms of the Financing Transaction, the holders of the Company’s common stock are subject to the rights of the holders of the Company’s preferred stock as described above. Additionally, assuming the exercise of the warrants delivered under the Financing Transaction, the relative ownership of the Company’s common stock of each stockholder except for the Series A Holders has been substantially diluted. Prior to the Financing Transaction, Neal S. Stubbs, Eugene Cornett, Richard E. Wiles, Quest Capital Alliance, L.L.C. and Thomas H. Hebert each beneficially owned more than ten percent of the outstanding shares of the Company’s common stock.

Interests of Directors And Officers in the Financing Transaction

     A majority of the ownership of GEAG also constitutes a majority of the ownership of GEDG. Every action or transaction that benefits GEAG and/or its owners will directly or indirectly benefit GEDG and/or its owners, and vice versa. Two members of the Company’s board of directors, David E. Webb and Henry M. Burkhalter, are owners and controlling persons of GEAG and GEDG. Quest Capital and Robert Smith have purchased an aggregate 8% interest in GEDG.

     As a condition to the Financing Transaction, the Company entered into the Turnaround Services Agreement with Turnaround Specialists, as described above. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey. All compensation and other consideration paid by the Company to Turnaround Specialists will directly benefit Messrs. Coe and Bailey, who together own 100% of Turnaround Specialists. Mr. Coe and Mr. Bailey do not have any interest in, and are not otherwise affiliated with, GEAG or GEDG. In 2003, the Company paid Turnaround Specialists, L.L.C. $145,000 for services under the Turnaround Services Agreement.

     The Financing Transaction enabled the Company to pay amounts owed to the Series A Holders. Without the financing to be provided by GEAG the Company would have been unable to pay the indebtedness owed to Series A Holders. But for the Financing Transaction, the Series A Holders might have received little if any of the amounts owed them by the Company.

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

     Global currently depends entirely on the sales of a limited product line to generate revenues. Global may develop other products in the future that may or may not be similar to our current products. Global cannot provide assurance that our current or future products will prove to be commercially viable. Our success depends on our ability to develop leading technologies, enhance our existing products and develop and introduce new products. In particular, our technologies products must meet the needs of our current and prospective customers. They also must continue to meet the demands of technological advances and emerging industry standards and practices on a timely and cost-effective basis. Future technology advances may not complement or be compatible with our products. In addition, we may be unable to economically and timely incorporate technology changes and advances into our business. We may be unsuccessful in effectively using new technologies, adapting our products to emerging industry standards or developing, introducing and marketing product enhancements or new products. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of these products. If we are unable to develop and commercialize products or enhance existing products on a timely and cost-effective basis or if new products do not achieve market acceptance, it could have a material adverse effect on our business, operating results and financial condition.

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

     Our products incorporate the proprietary technology covered by the Company’s patents, which were assigned and/or licensed to the Company by the inventors of the underlying technology. Information regarding those arrangements is set forth under “Technology” above in this Item 1. The Company is required to make royalty payments to the inventors with respect to sales of products incorporating the patented technology, and also to actively commercialize the technology. If the Company fails to pay the required royalties or fails to use reasonable efforts to generate income on products covered by a patent, the inventors have the right to terminate the related agreement. Minimum royalties under the Company’s patent agreements as in effect on the date of this Report total $124,000 in 2004 and increase each year until reaching $700,000 in 2010 through 2017. The Company also has a note payable to TRDA under which the company repays TRDA based on the level of sales of certain products, and TRDA has a priority claim to proceeds from the sale of certain of the company’s products. Loss of the rights to use these patents and technology could have a material adverse effect on our business, operating results and financial condition.

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

     The market price of our common stock has little trading history and has historically experienced significant volatility and may continue to experience such volatility in the future. We have few publicly traded shares and a limited number of stockholders and our stock is currently thinly-traded. Factors such as technological achievements by us and our competitors, the establishment or development of strategic relationships with other companies, our introduction of commercial products, and our financial performance may have a significant effect on the market price of our common stock. In addition, the stock market in general, and the stock of technology companies in particular, have in recent years experienced extreme price and volume fluctuations, which are often unrelated to the performance or condition of particular companies. Such broad market fluctuations could adversely affect the market price of our common stock. Following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against a company. If we become subject to this kind of litigation in the future, it could result in substantial litigation costs, a damages award against us, the diversion of our management’s attention and a material adverse effect on our business, operating results and financial condition.

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

     Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Our certificate of incorporation and bylaws currently provide for a classified board of directors serving staggered terms of three years and prevent stockholders from calling a special meeting of stockholders. Our certificate of incorporation also authorizes only the board of directors to fill director vacancies, including newly created directorships, and states that directors may be removed only for cause and only by the affirmative vote of holders of at least 50% of the outstanding shares of the voting stock voting together as a single class. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also discourage others from making tender offers for our shares. As a result, these provisions may prevent the market price of our common stock from reflecting the effects of actual or rumored takeover attempts. These provisions may also prevent significant changes in our board of directors and our management. At their annual meeting expected to be held in 2004, our stockholders will vote on a proposal to terminate the classified board of directors serving staggered terms of three years.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Common Equity.

     We are authorized to issue 50,000,000 shares of common stock, of which 13,870,707 shares were issued and outstanding as of September 23, 2004. Our common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol “GENG.” Our common stock was first publicly traded on July 2, 2001. From that date until October 12, 2001 our common stock traded under the symbol “OSSI.” The shares historically have not been eligible for listing on any securities exchange or under the Nasdaq system.

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

     At September 23, 2004, there were 53 holders of record of our common stock. Global believes that there are significantly more beneficial holders of our common stock.

     We have not established a policy regarding the payment of dividends. However, the payment of future dividends, if any, will be at the discretion of our board of directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, our general financial condition and general business conditions.

Recent Sales of Unregistered Securities.

     During July 2003, Global sold 52,632 shares of its common stock to an individual for an aggregate price of $20,000. Additionally, Global sold to a separate individual 39,474 shares of Global’s common stock for an aggregate purchase price of $15,000 in July 2003 and 93,750 shares of Global’s common stock for an aggregate price of $15,000 in August 2003. No underwriters were involved in these transactions. These securities were issued under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, based upon the number of persons involved in the transaction, their status as accredited investors representations and agreements from each purchaser that such purchaser is acquiring the stock for investment purposes only and that it must be held indefinitely unless subsequently registered, and the use of restrictive legends on the stock certificates delivered in connection with the transaction.

     In January 2004, the Company completed the Financing Transaction, which consisted, among other commercial terms, of the issuance of shares of Series A Preferred Stock, Series B Preferred Stock and warrants to purchase the Company’s common stock. This transaction, including the persons to whom the securities were issued, the total offering price for the securities and the terms of exercise of the warrants, is further described in Item 1 of this Report under the heading “2004 Financing Transaction.” No underwriters were involved in this transaction. These securities were issued under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, based upon the number of persons involved in the transaction, their status as accredited investors representations and agreements from each purchaser that such purchaser is acquiring the stock for investment purposes only and that it must be held indefinitely unless subsequently registered, and the use of restrictive legends on the stock certificates delivered in connection with the transaction.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included as Item 7 of this Report on Form 10-KSB. This discussion and analysis contains forward-looking statements, including statements using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. These forward-looking statements involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, those appearing under the caption “Risk Factors” set forth under Item 1 of this Report on Form 10-KSB.

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

Recent Developments

     On January 30, 2004, upon the approval of Global’s board of directors, Global completed the Financing Transaction, which is described in greater detail in other sections of this Report. On January 30, 2004, the closing price of the Company’s common stock was $0.12 per share. Under the Financing Transaction, Global carried out the following actions:

•	The creation of two new series of preferred stock, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of, or the agreement to issue, up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share:

•	approximately 563,000 shares of Series B Preferred Stock were issued on January 30, 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received at the closing of the Financing Transaction warrants to purchase 2 additional shares of the Company’s common stock at a price of $0.10 per share. Prior to the Financing Transaction, the Company had issued to GEAG warrants to purchase 8 shares of the Company’s common stock at a price of $0.10 per share for each dollar loaned to the Company by GEAG under these bridge loans.

•	between February 1, 2004 and September 23, 2004, approximately 1,264,000 shares of Series B Preferred Stock have been issued in exchange for cash invested in the Company by GEAG. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	up to 673,000 shares will be issued in exchange for cash invested by GEAG from September 24, 2004 through July 31, 2005. For each dollar of cash invested in Series B Preferred Stock, GEAG will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The agreement to issue, for cash, of up to 2,000,000 shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The issuance on January 30, 2004, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in satisfaction of promissory notes and, in some instances, unpaid salary payable by the Company to those creditors of the Company, as well as warrants for the Company’s common stock held by those creditors. For each dollar owing by the Company such creditors also received on January 30, 2004 warrants to purchase 10 shares of the Company’s common stock at a price of $0.30 per share.

•	The entering into a Turnaround Services Agreement with Turnaround Specialists, L.L.C., which is helping to establish and implement operational, financial, marketing and other policies and procedures. The Company is paying Turnaround Specialists $45,000 per month during the term of the agreement, and the Company delivered to Turnaround Specialists on January 30, 2004 a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey, both of whom serve as directors and officers of the Company.

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

General and administrative expenses. General and administrative expenses increased $87,000 or 20.4% to $514,000 from $427,000. The increase is primarily attributed to increased corporate costs attributed to the Financing Transaction in 2003 including $145,000 of costs relating to the Turnaround Services Agreement. The increase was partially offset by a reduction in other administrative costs as the Company focused on minimizing costs.

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

     The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of December 31, 2003:

	Payments due by period
	(In thousands)
Contractual obligations
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Royalties payable to TRDA	614	153	461	—	—
Minimum royalties payable under patent assignments	9,049	123	1,098	1,278	6,550
Notes payable(1)	2,733	2,733	—	—	—
Operating leases	323	106	217	—	—

Total	12,719	3,115	1,776	1,278	6,550

(1) These notes were issued with detachable warrants to purchase shares of our common stock, which resulted in a discount on the notes payable. For further information, see Note E to Notes to the Company’s financial statements included in this Report.

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

Critical Accounting Policies and Estimates

     Preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported financial position and results of operations during the reporting period. Our estimates and judgments are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it likely will result in a material adverse impact to our business, operating results and financial condition.

     Certain accounting policies require higher degrees of judgment than others in their application. Global considers the following to be critical accounting policies due to the estimation processes involved in each. For a detailed discussion of Global’s accounting policies see Note A to the Notes to Financial Statements in Item 7 of this annual report on Form 10-KSB.

     The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results consist of the following:

•	Warranty Reserve

•	Allowance for Uncollectible Receivables

Warranty reserve. A liability for the estimated cost of product warranty is established by a charge against operations at the time that products are sold. Effective January 1, 2003, management is recording a warranty reserve of 1% of sales. This estimate of loss requires judgments that are based on available information and experience, such as an analysis of the historical warranty cost experience of other HVAC manufacturers that use the same or similar components in their products and the limited experience of the Company to date. This estimate is significant because Global may incur additional expenses to satisfy warranty claims. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

Allowance for Uncollectible Accounts Receivable. As of December 31, 2003, Global had accounts receivable as a result of its ongoing operations of approximately $9,800. Global’s receivables are monitored by management for collectibility. Global maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates of losses require judgments that are based on available information and experience, such as an analysis of the age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources. These estimates are significant because Global may incur additional expense to increase its allowance for doubtful accounts and may receive less cash than expected if the financial condition of the parties was to deteriorate.

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

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common		Additional Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
BALANCE DECEMBER 31, 2001	12,626,335	$12,626	$3,006,360	$(3,067,929)	$(88,943)

Stock subscription received	—	—	—	—	40,000
Common stock issued to convert debenture ($1.00 per share)	510,849	511	510,338	—	510,849
Common stock issued for Services ($0.48 per share)	420,000	420	201,978	—	202,398
Issue stock options to employees	—	—	172,564	—	172,564
Common stock issued for royalties owed	4,667	5	14,995	—	15,000
Common stock issued for Services ($1.54 per share)	25,000	25	19,169	—	19,194
Common stock issued in lieu of cash for board members fees	3,000	3	6,261	—	6,264
Issue debt with detachable Warrants for cash	—	—	888,460	—	888,460
Net loss for the year	—	—	—	(2,977,693)	(2,977,693)

BALANCE DECEMBER 31, 2002	13,589,851	13,590	4,820,125	(6,045,622)	(1,211,907)

Issue stock options to employees	—	—	204,091	—	204,091
Employee exercise of options	25,000	25	3,725	—	3,750
Common stock issued for cash	185,856	186	49,814	—	50,000
Issue debt with detachable Warrants for cash	—	—	430,650	—	430,650
Net loss for the year	—	—	—	(2,639,468)	(2,639,468)

BALANCE DECEMBER 31, 2003	13,800,707	$13,801	$5,508,405	$(8,685,090)	$(3,162,884)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2003 AND 2002

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Energy Group, Inc., (“Global Energy” or the “Company”) is presented to assist in understanding Global Energy’s financial statements. The financial statements and notes are the representation of Global Energy’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America consistently applied in the preparation of the financial statements.

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

Advertising Costs

Global expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2003 and 2002 was $0 and $3,621, respectively.

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

Stock Options

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option grants to employees. Accordingly, the Company records compensation expense when options issued to employees have an exercise price that is less than the current market price of the underlying stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted under SFAS No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002
Net loss attributable to common stockholders as reported	$(2,639,468)	$(2,977,693)
Add: Total stock option based employee compensation expenses included in reported net income, net of taxes	204,091	172,564
Less: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of taxes	(545,231)	(3,128,356)

Pro forma	$(2,980,068)	$(5,933,485)
Basic earnings (loss) per share
As reported	(0.19)	(0.22)
Pro forma	(0.20)	(0.44)

	Years Ended December 31,
	2003	2002
Diluted earnings (loss) per share
As reported	(0.19)	(0.19)
Pro forma	(0.20)	(0.44)

The fair market values in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 0.84% to 1.77%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock of 60%, and an expected life of the options of 10 years. The weighted average fair market value per option at the date of grant for options granted in 2003 and 2002 was $0.32 and $3.83, respectively.

Total stock-based employee compensation expense included in net loss, as reported, primarily consists of expense related to stock options granted to employees with exercise prices lower than the fair market price of the Company’s common stock at the date of grant.

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

NOTE D — GUARANTEES AND WARRANTIES

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements.

The Company provides a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. Effective January 1, 2002, management is recording a warranty reserve of 1% of sales based on their analysis of other HVAC manufactures that use the same or similar components in the products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from customers to assist in determining the appropriate loss reserve levels. Actual warranty and claim costs are deducted from the accrual when incurred. A reconciliation of the Company’s product warranty liability for 2003 and 2002 is as follows:

	2003	2002
Beginning warranty liability	$1,741	$—
Additional accruals	1,564	1,741
Claims paid	—	—

Ending warranty liability	$3,305	$1,741

NOTE E — PROMISSORY NOTES

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

During 2003 the company has received limited funding from a new strategic partner, Global Energy Acquisition Group (GEAG). Through December 31, 2003 GEAG has loaned the Company $631,500 on an unsecured basis. The loans bear interest at eight percent (8%) per annum and are due 90 days after funds are advanced, with the earliest loans coming due at the end of December. As an inducement to make the loans, the Company is obligated to issue GEAG warrants to purchase up to approximately 5.1 million shares of the Company’s common stock (eight shares for each dollar lent) at a purchase price of $0.10 per share. As of December 31, 2003, warrants to purchase approximately 3.9 million shares of the Company’s common stock have been issued.

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

NOTE F — AMENDMENT OF ARTICLES OF INCORPORATION

During the year ended December 31, 2002, Global Energy approved an amendment to its articles of incorporation to create a classified Board of Directors. Under the new structure, there are three classes for the Board, each serving three year terms.

NOTE G — INCOME TAXES

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

NOTE H — LOSS PER SHARE

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

NOTE I — EQUITY INCENTIVE PLAN

On March 18, 2002, Global Energy issued 420,000 shares of its $0.001 par value common stock from its 2001 Equity Incentive Plan (the “Incentive Plan”) in exchange for consulting services to certain shareholders of Global Energy.

On March 30, 2002, Global Energy granted an option to its President, Joseph H. Richardson, and its Chief Financial Officer, Peter E. Toomey, to purchase 555,318 and 277,659 shares of its common stock respectively at $0.01 per share expiring March 30, 2012. The options are exercisable one-third March 30, 2002, one-third on March 30, 2003, and one-third on March 31, 2004. The option awards to Mr. Richardson and Mr. Toomey were terminated in connection with their separation from the Company.

On April 5, 2002 Global Energy granted options to two employees to purchase a total of 70,000 shares of its common stock. The exercise prices were $0.01 per share for 35,000 shares, and $2.00 per share for 35,000 shares. The options vest one year from the grant date.

On July 22, 2002, Global Energy granted options to an employee to purchase a total of 50,000 shares of its common stock. The exercise prices were $0.01 per share for 25,000 shares, and $2.00 per share for 25,000 shares. The options vest one year from the grant date and expire after ten years.

On November 4, 2002, Global Energy granted options to another employee to purchase 10,000 shares at $0.75 per share. The options vest one year from the grant date and expire after ten years.

On January 3, 2003, Global Energy granted options to an employee to purchase a total of 7,500 shares of its common stock. The exercise price was $0.75 per share, and the options vest one year from the grant date.

On July 16, 2003, Global Energy granted options to various key employees to purchase 200,000 shares of its common stock with an exercise price of $0.01 per share.

The Company’s net income, as reported, includes approximately $204,000 and $173,000 of expense, net of related tax effects, arising from stock-based employee compensation during 2003 and 2002, respectively. These amounts consist of compensation expense for options granted in December 2002 at a price below the current market value of the underlying stock. The Company records compensation expense related to the value of the shares which is calculated using the intrinsic value method.

At December 31, 2003, there were 1,637,500 shares available for grant under the Plan.

Stock option activity during 2003 and 2002 was as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price
Balance at December 31, 2001	—	$—
Granted	962,977	0.14
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at December 31, 2002	962,977	$0.14
Granted	207,500	0.04
Exercised	(25,000)	0.01
Forfeited	(832,977)	0.01
Expired	—	—

Balance at December 31, 2003	312,500	$0.43

Shares exercisable at December 31, 2002	277,659	$0.01
Shares exercisable at December 31, 2003	105,000	$1.22

NOTE J — STOCK ISSUANCES

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

NOTE K — COMMITMENTS AND CONTINGENCIES

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

Other Commitments

In connection with its loans to the Company, GEAG also required that the Company enter into a product distribution arrangement with Global Energy Distribution Group, L.L.C. (“GEDG”), an affiliate of GEAG. Originally, these arrangements granted to GEDG non-exclusive product distribution rights (and, under certain circumstances, manufacturing rights). Subsequently, as GEAG funded the Company $500,000, the distribution arrangement became exclusive in nature (with the exception of one distribution agreement that was in effect at the time the GEAG arrangement became exclusive) and the term of which is five (5) years. The contractual purchase price is calculated by a formula based upon total manufacturing costs and contains provisions for discounts awarded for prompt payment.

Additionally, as discussed in Note O, the Company is required to pay Turnaround Specialist, LLC (“Turnaround”) $45,000 per month for three years commencing on December 1, 2003.

NOTE L — SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

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

NOTE M — ECONOMIC DEPENDENCY — MAJOR CUSTOMER

Global Energy sold a substantial portion of its products to one customer during 2003 and 2002, respectively. Sales to this customer aggregated $75,475 and $83,207, in 2003 and 2002 respectively. At December 31, 2003 and 2002, amounts due from this customer included in accounts receivable were $0 and $821, respectively.

NOTE N — GOING CONCERN

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

NOTE O — SUBSEQUENT EVENTS

On January 30, 2004, upon the approval of Global’s board of directors, Global completed the Financing Transaction. On January 30, 2004, the closing price of the Company’s common stock was $0.12 per share. Under the Financing Transaction, Global carried out the following actions:

•	The creation of two new series of preferred stock, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of, or the agreement to issue, up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share:

•	approximately 563,000 shares of Series B Preferred Stock were issued on January 30, 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received at the closing of the Financing Transaction warrants to purchase 2 additional shares of the Company’s common stock at a price of $0.10 per share. Prior to the Financing Transaction, the Company had issued to GEAG warrants to purchase 8 shares of the Company’s common stock at a price of $0.10 per share for each dollar loaned to the Company by GEAG under these bridge loans.

•	Subsequent to February 1, 2004, approximately 1,264,000 shares of Series B Preferred Stock have been issued in exchange for cash invested in the Company by GEAG. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	up to 673,000 shares will be issued in exchange for cash invested by GEAG from September 24, 2004 through July 31, 2005. For each dollar of cash invested in Series B Preferred Stock, GEAG will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The agreement to issue, for cash, of up to 2,000,000 shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The issuance on January 30, 2004, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in satisfaction of promissory notes and, in some instances, unpaid salary payable by the Company to those creditors of the Company, as well as warrants for the Company’s common stock held by those creditors. For each dollar owing by the Company such creditors also received on January 30, 2004 warrants to purchase 10 shares of the Company’s common stock at a price of $0.30 per share.

•	The entering into a Turnaround Services Agreement with Turnaround Specialists, L.L.C., which is helping to establish and implement operational, financial, marketing and other policies and procedures. The Company is paying Turnaround Specialists $45,000 per month during the term of the agreement, and Global has delivered to Turnaround Specialists on January 30, 2004 a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey, both of whom serve as directors and officers of the Company.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

The executive officers and members of the board of directors of the Company are as follows:

Name	Age	Position
Carlos J. Coe	46	Chief Executive Officer, Director
John R. Bailey	51	President, Chief Financial Officer, Chief Operating Officer, Secretary, Director
Thomas H. Hebert	64	Chief Technology Officer
Keith Glaze	42	Vice President - Operations
Henry M. Burkhalter	57	Director
Steven W. Fox	47	Director
David E. Webb	57	Director

     Set forth below is information concerning the business experience of each executive officer and member of the board of directors of the Company:

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

     HENRY M. BURKHALTER. Mr. Burkhalter has served as a director of the Company since his election by the Company’s Board of Directors in March 2004 to fill a vacancy that existed at the time of his election. This election was not a condition of the completion of the Financing Transaction. Mr. Burkhalter is President and Chief Executive Officer of Investsearch Capital, LLC, a venture capital company. From 2000 to 2001, Mr. Burkhalter served as Chief Operating Officer of WorldCom Wireless Solutions, Inc., a subsidiary of MCI, Inc. formerly known as WorldCom Inc. In 2002, WorldCom Wireless Solutions, Inc. filed a petition in bankruptcy. Prior to 2000, Mr. Burkhalter served as President and Chief Executive Officer of Wireless One, Inc., a company involved in the wireless cable and internet business. Mr. Burkhalter serves as a member of the board of directors of Wi-Lan Inc., a manufacturer of wireless communications equipment.

     STEVEN W. FOX. Mr. Fox has served as a director of the Company since March 2004. Mr. Fox has served as the Chief Executive Officer and General Manager of Quest Capital Alliance, L.L.C., a private equity fund, since September 2000. Prior to that time, Mr. Fox served in a number of executive positions for Bank of America and Boatmen’s Bank, and its affiliates. Mr. Fox serves as a member of the board of directors of Decorize, Inc.

     DAVID E. WEBB. Mr. Webb has served as a director of the Company since his election by the Company’s Board of Directors in March 2004 to fill a vacancy that existed at the time of his election. This election was not a condition of the completion of the Financing Transaction. Since March 1998, Mr. Webb has managed the investments of Webb Capital, L.L.C. From December 1996 to March 1998, Mr. Webb served as President and Chief Executive Officer of CS Wireless Systems, Inc., a wireless cable company.

     The members of our Audit Committee are Henry M. Burkhalter, David E. Webb and Steven W. Fox. Our Board of Directors has determined that each member of the Audit Committee is an “audit committee financial expert” as defined by SEC rules and that none of its members is an “independent director” as that term is defined by NASD Rule 4200. The Audit Committee was formed in April 2004. In April 2004, we adopted a Code of Conduct. The Code of Conduct sets forth ethical requirements for the Company’s employees, officers and directors. The Company undertakes to supply without charge a copy of its Code of Conduct to any person that delivers a request for a copy to the Company’s Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms or written representations from the executive officers and directors, the following persons failed to file on a timely basis Section 16(a) forms during fiscal year 2003: GEAG failed to file on a timely basis a Form 3 upon its acquisition of beneficial ownership of greater than 10% of our common stock, as well as certain Forms 4 upon its acquisition of additional shares of our common stock with respect to the Financing Transaction. Carlos J. Coe and John R. Bailey failed to file on a timely basis a Form 3 upon becoming a director and officer of the Company. Keith Glaze failed to file on a timely basis a Form 4 upon executing a transaction in our common stock in April 2003.

Item 10. Executive Compensation

     Summary Compensation Table. The following table sets forth the compensation earned by each person that served in 2003 as our Chief Executive Officer and the other most highly compensated executive officers whose salary and bonus for the fiscal year ended December 31, 2003 were in excess of $100,000. These persons are collectively referred to as the “Named Executive Officers.”

     In accordance with the rules of the Securities and Exchange Commission, the compensation described in the following table does not include medical insurance, group life insurance or other benefits received by the Named Executive Officers that are available generally to all salaried employees. In addition, the compensation described in the following table may not include certain perquisites and other personal benefits received by the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the Named Executive Officer’s salary and bonus disclosed in the table.

SUMMARY COMPENSATION TABLE

Name and	Fiscal		Long-Term Compensation
Principal Position	Year	Salary	Option Awards/SARs
Carlos J. Coe (1)	2003	—	—
Chief Executive Officer
Guy S. Frankenfield (2) Executive Vice President -	2003	$103,146	45,000
Marketing and Sales	2002	40,408	50,000
Joseph H. Richardson (3) Former President	2003	95,500	—
and Chief Executive Officer	2002	95,673	555,318

(1)	Mr. Coe became an officer and director of the Company in September 2003 in connection with a loan by Global Energy Acquisition Group, L.L.C. to the Company. In connection with the Financing Transaction the Company entered into the Turnaround Services Agreement with Turnaround Specialists, L.L.C. as described above in Item 1 of this Report under the heading “Turnaround Services Agreement.” Mr. Coe, as an affiliate of Turnaround Services, L.L.C., benefits from the payments made by the Company to Turnaround Specialists under the Turnaround Services Agreement. The Company does not directly compensate Mr. Coe for his services to the Company, except that Mr. Coe does participate in the Company’s employee benefit plans.

(2)	Mr. Frankenfield became an officer of the Company in July 2002. Mr. Frankenfield’s relationship with the Company terminated in May 2004.

(3)	Mr. Richardson became an officer and director of the Company in March 2002. Mr. Richardson resigned his officer positions in August 2003 to accept a position with Allegheny Power, part of Hagerstown, Maryland based Allegheny Energy, Inc. He remained a director until September 2003, when Mr. Coe was appointed to the Company’s Board of Directors. Certain amounts of compensation earned by Mr. Richardson during 2003 were exchanged for securities of the Company in the Financing Transaction. The option awards to Mr. Richardson reflected in the table were terminated in connection with his separation from the Company.

     Option Grants In Last Fiscal Year. The following table sets forth the stock option grant made during the year ended December 31, 2003, to the following Named Executive Officer.

	Number of Securities Underlying	% Of Total Options	Exercise Price	Expiration
Name	Options Granted (1)	Granted in 2003 (2)	per Share	Date (3)
Guy S. Frankenfield (4)	45,000	21.7%	$0.01	7/16/13

(1)	The options vested on January 1, 2004.

(2)	Based on options granted during 2003 to purchase an aggregate of 207,500 shares of the Company’s common stock.

(3)	The options have a term of ten (10) years, but may terminate before their expiration date in the event of the death, disability or termination of employment of the optionee.

(4)	Mr. Frankenfield’s relationship with the Company terminated in May 2004.

     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table sets forth information concerning options exercised during 2003 and options held on December 31, 2003, by our Named Executive Officers whose salary and bonus exceeded $100,000 for 2003.

Number of Securities
			Underlying Unexercised		Value of Unexercised In-The-
	Shares Acquired		Options at Year-End		Money Options at Year-End (1)
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Guy S. Frankenfield (2)	—	—	95,000	—	$6,300	—

(1)	Based on the difference between the option exercise price and the closing sale price of $0.10 of the Company’s common stock as reported on the OTC Bulletin Board on December 31, 2003, the last trading day prior to the closing of our fiscal year multiplied by the number of shares underlying the options.

(2)	Mr. Frankenfield’s relationship with the Company terminated in May 2004.

     Employment Arrangements. Mr. Bailey and Mr. Coe are compensated for their services as officers of the Company under the Turnaround Services Agreement described in Item 1 of this Report under the heading “Turnaround Services Agreement,”. In addition these individuals participate in the Company’s employee benefit plans.

     As of January 2004, the Company entered into an employment agreement with Guy S. Frankenfield, which was terminated pursuant to a separation agreement effective May 2004. The employment agreement provided for annual base salary of at least $110,000 for Mr. Frankenfield and eligibility to receive a bonus determined by the Board of Directors or the Compensation Committee. The employment agreement had an initial term of three years from January 1, 2004. The employment agreement provided that the Company could terminate Mr. Frankenfield’s employment for good cause or without good cause (as those terms are defined in the agreement) or upon disability. Mr. Frankenfield could terminate the agreement voluntarily. Under the terms of the separation agreement, the Company continued to pay Mr. Frankenfield his salary and benefits through August 2004 and extended Mr. Frankenfield’s right to exercise options granted by the Company for three months.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information regarding the beneficial ownership of our Preferred Stock and our common stock as of September 23, 2004, for:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and Named Executive Officers as a group.

     The percentages of shares of the Company’s common stock owned provided in the table is based on 13,870,707 shares of the Company’s common stock outstanding as of September 23, 2004. The percentages of shares of Preferred Stock owned provided in the table is based on 4,280,229 shares of Preferred Stock outstanding as of September 23, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based upon information provided by them. In computing an individual’s beneficial ownership, the number of shares of the Company’s common stock subject to warrants or options held by that person that are exercisable within 60 days of September 23, 2004, are also deemed outstanding and are shown in the column labeled “Warrants.” These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. Unless a footnote indicates otherwise, the address of each person listed below is c/o Global Energy Group, Inc., 2346 Success Drive, Odessa, Florida 33556.

	Shares of Preferred Stock			Shares of Common Stock
	Beneficially Owned			Beneficially Owned
Name	Number (Series)		Percent	Number	Warrants	Percent
Global Energy Acquisition Group, L.L.C. (1) (11)	1,826,614	(B)	42.7%	—	18,165,410	56.7%
Quest Capital Alliance, L.L.C. (2)(11)	571,014	(A)	13.3	170,000	5,710,140	30.0
Richard E. Wiles (3)	—		*	1,534,798	—	11.1
Eugene Cornett (4)	—		*	1,536,464	—	11.1
Neal S. Stubbs (5)	—		*	3,434,005	—	24.8
Thomas H. Hebert	—		*	1,456,205	—	10.5
Robert J. Smith (6) (11)	1,292,362	(A)	30.2	—	12,923,620	48.2
Joseph H. Richardson (7) (11)	334,863	(A)	7.8	—	3,348,630	19.4
Peter E. Toomey (8) (11)	255,376	(A)	6.0	—	2,553,760	15.5

	Shares of Preferred Stock		Shares of Common Stock
	Beneficially Owned		Beneficially Owned
Name	Number (Series)	Percent	Number	Warrants	Percent
Carlos J. Coe (9)	—	*	—	700,000	4.8
John R. Bailey (9)	—	*	—	700,000	4.8
Guy S. Frankenfield (10)	—	*	70,000	—	*
Henry M. Burkhalter (1)	—	*	—	—	*
David E. Webb (1)	—	*	—	—	*
Steven W. Fox (2)	—	*	—	—	*
Directors and Named Executive Officers as a group (6 persons)	2,732,491	63.8%	240,000	27,924,180	67.0%

*	less than 1%
(1)	The address of Global Energy Acquisition Group, L.L.C. is 5000 Legacy Drive, Suite 470, Plano, Texas 75024. David E. Webb and Henry M. Burkhalter, who are on Global Energy’s Board of Directors, are affiliated with, and control the disposition and voting of, the shares of the Company beneficially owned by Global Energy Acquisition Group, L.L.C.

(2)	The address of Quest Capital Alliance, L.L.C. is 3140 E. Division Street, Springfield, Missouri 65802. Steven W. Fox, who is on Global Energy’s Board of Directors, is General Manager and a Principal of Quest. Mr. Fox controls the disposition and voting power of the shares of the Company’s capital stock beneficially owned by Quest, and every action or transaction that benefits Quest directly or indirectly benefits Mr. Fox. This control of voting power, however, is subject to the Voting Trust Agreement referred to in footnote 11 to this table.

(3)	The address of Richard E. Wiles is 4304 Beau Rivage Circle, Lutz, Florida 33558.

(4)	The address of Eugene Cornett is 27110 Coral Springs Drive, Wesley Chapel, Florida 33543.

(5)	The address of Neal S. Stubbs is 928 Oakfield Drive, Brandon, Florida 33551.

(6)	The address of Robert J. Smith is 3865 Turtle Hatch Road, Springfield, Missouri 65809.

(7)	The address of Joseph H. Richardson is 147 North Drive, Pitts, PA 15238.

(8)	The address of Peter E. Toomey, 119 Riding Trail Lane, Pittsburgh, PA 15215.

(9)	Carlos J. Coe and John R. Bailey are each an officer of the Company and on Global Energy’s Board of Directors. Each is affiliated with Turnaround Specialists, L.L.C. The shares indicated as being beneficially owned represent warrants held by Turnaround Specialists, L.L.C. to purchase 700,000 shares of Common Stock.

(10)	Mr. Frankenfield’s relationship with Global Energy terminated in May 2004.

(11)	The rights, limitations and preferences of each series of Preferred Stock are described in Item 1 of this Report under the heading “2004 Financing Transaction.” The shares of Series A Preferred Stock are held subject to a Voting Trust Agreement, which is described in Item 1 of this Report under the heading “2004 Financing Transaction.” With respect to matters to which the terms of the Voting Trust Agreement apply, for purposes of voting control Global Energy Acquisition Group, LLC possesses beneficial ownership of 100% of the outstanding shares of Preferred Stock.

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

     Since the inception of the Plan and as of December 31, 2003, 1,025,000 shares of restricted stock have been issued under the Plan, and options covering a total of 1,170,477 shares have been granted. Of these options granted, 832,977 have been forfeited, 25,000 shares have been issued upon the exercise of options granted under the Plan, and 312,500 options remain issued and outstanding, leaving 1,637,500 shares authorized to be issued under the Plan. The following table sets forth certain information regarding the plan as of December 31, 2003.

	(a)	(b)	(c)
Number of Securities
Remaining Available For
Future Issuance Under
Equity Compensations
	Number of Securities to Be	Weighted-Average	Plans (Excluding
	Issued Upon Exercise of	Exercise Price of	Securities Reflected In
	Outstanding Options	Outstanding Options	Column (a))
Plan Category
Equity Compensation Plans Approved by Security Holders	312,500	$0.43	1,637,500
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	312,500	$0.43	1,637,500

     Warrants and options to purchase the Company’s stock may also be issued outside the Plan. During 2002 and 2003, the Company issued warrants to purchase an aggregate of up to 3,856,680 and 5,392,001, respectively, shares of its common stock as additional consideration to lenders providing debt financing to the Company. As of December 31, 2003 warrants outstanding cover an aggregate of 9,248,681 shares of common stock at exercise prices ranging from $0.01 to $1.50, with a weighted average exercise price of $0.60 per share. Pursuant to the terms of the Financing Transaction, all of the outstanding warrants issued by the Company, except for warrants to purchase an aggregate of 4,420,000 shares of common stock issued to GEAG, were terminated as of January 30, 2004.

Item 12. Certain Relationships and Related Transactions

2004 Financing Transaction

     On January 30, 2004, the Company’s board of directors approved and the Company completed the Financing Transaction, which is described in greater detail in Item 1 of this Report. As stated above in Item 1 of this Report, a majority of the ownership of GEAG also constitutes a majority of the ownership of GEDG. Every action or transaction that benefits GEAG and/or its owners will directly or indirectly benefit GEDG and/or its owners, and vice versa. Two members of the Company’s board of directors, David E. Webb and Henry M. Burkhalter, are owners and controlling persons of GEAG and GEDG.

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

     In connection with loans made to the Company, GEAG required that the Company enter into a product distribution agreement with GEDG, an affiliate of GEAG. This agreement grants to GEDG non-exclusive product distribution rights (and, under certain circumstances, manufacturing rights). However, the agreement provides that if aggregate financing provided by GEAG reaches $500,000 GEDG’s distribution rights become exclusive, except for any distribution rights held at the time by other parties. Financing provided by GEAG reached $500,000 in January 2004. Accordingly, GEDG’s distributorship is now an exclusive one, except for any existing distribution rights held by one unaffiliated third party under a distribution agreement entered into by the Company prior to entering into the distribution agreement with GEDG.

     As a condition to the Financing Transaction, GEAG required that the Company entered into the Turnaround Services Agreement with Turnaround Specialists, L.L.C., as described above in Item 1. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey. All amounts paid by the Company to Turnaround Specialists will directly benefit Messrs. Coe and Bailey, who together own 100% of Turnaround Specialists. Mr. Coe and Mr. Bailey do not have any interest in, and is not otherwise affiliated with, GEAG or GEDG. In 2003, Turnaround Specialists earned $145,000 for services under the Turnaround Services Agreement.

     The Financing Transaction enabled the Company to satisfy amounts owed to the Series A Holders. Without the Financing Transaction the Company would have been unable to satisfy the indebtedness owed to Series A Holders. But for the Financing Transaction, the Series A Holders might have received little if any of the amounts owed them by the Company.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

     The following exhibits are filed as part of this Report (exhibits marked have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit No.	Description
3.1(7)	Amended Certificate of Incorporation dated December 31, 2002, as filed in the office of the Secretary of State, State of Delaware on January 6, 2003.
3.2(7)	Bylaws (As amended by the Company’s Board of Directors on December 10, 2002).
4.1	Amended Certificate of Incorporation dated December 31, 2002, as filed in the office of the Secretary of State, State of Delaware on January 6, 2003 — See Exhibit 3.1.
4.2	Bylaws (As amended by the Company’s Board of Directors on December 10, 2002) — See Exhibit 3.2.
4.3(7)	Global Energy Group, Inc. 2001 Equity Incentive Plan (as amended and ratified by the Company’s stockholders on December 10, 2002)
4.4(5)	Certificate of Designation of 6% Redeemable Preferred Stock, Series A
4.5(5)	Certificate of Designation of 6% Redeemable Preferred Stock, Series B
4.6(5)	Form of certificate for Common Stock, $.001 par value per share
4.7(5)	Form of certificate for Series A Preferred Stock, $.001 par value per share
4.8(5)	Form of certificate for Series B Preferred Stock, $.001 par value per share
4.9(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series A Preferred Stock
4.10(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series B Preferred Stock in exchange for bridge notes

Exhibit No.	Description
4.11(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series B Preferred Stock for cash
4.12(5)	Common Stock Purchase Warrant for Turnaround Specialists, L.L.C.
9.1(5)	Voting Trust Agreement among the Company, the holders of Series B Preferred Stock and the holders of Series A Preferred Stock
10.1(5)	Form of Series A Purchase Agreement dated as of January 30, 2004 between the Company and the purchasers of Series A Preferred Stock
10.2(5)	Series B Purchase Agreement dated as of January 30, 2004 between the Company and Global Energy Acquisition Group, L.L.C.
10.3(5)	Turnaround Services Agreement dated as of January 30, 2004 between the Company and Turnaround Specialists, LLC
10.4(1)	Employment agreement — Richardson
10.5(1)	Employment agreement — Toomey
10.6(1)	Proxy and Voting Agreement
10.7(2)	Investment Agreement dated March 30, 2002
10.8(2)	Registration Rights Agreement
10.9(2)	Agreement with the Technical Research and Development Authority
10.10(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 5,970,728
10.11(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,070,423
10.12(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,116,048
10.13(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,167,715
10.14(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,237,359
10.15(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,442,903
10.16(3)	Investment Agreement dated October 2, 2002
10.17(6)	Investment Agreement dated January 30, 2003
10.18(7)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,460,358 B1
10.19(4)	Form of Promissory Note used in connection with loans to the Company from Global Energy Acquisition Group, L.L.C. (GEAG)
10.20(4)	Form of Stock Purchase Warrant issued as additional consideration for loans by GEAG to the Company
10.21(4)	Distribution Agreement dated September 26, 2003 with Global Energy Distribution Group, L.L.C. (GEDG)
10.22(4)	License Agreement dated September 26, 2003 with GEDG
21.1(1)	Subsidiaries of the Company
23.1(8)	Consent to use of Report of Independent Certified Public Accountants
31.1(8)	Certification of the Chief Executive Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2(8)	Certification of the Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1(8) #	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(8) #	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed; incorporated by reference as indicated.

(1)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as originally filed on April 11, 2002.

(2)	Incorporated by reference to the same- named exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-86208, originally filed on April 12, 2002, as subsequently amended.

(3)	Incorporated by reference to the same- named exhibit to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2001, as originally filed on November 26, 2002.

(4)	Incorporated by reference to the same-named exhibit to the Company’s Form 8-K, as originally filed on January 7, 2004.

(5)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as originally filed on April 14, 2004.

(6)	Incorporated by reference to the same-named exhibit to the Company’s Amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2002, as originally filed on February 14, 2003.

(7)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as originally filed on April 14, 2003.

(8)	Filed herewith.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.

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

     Audit Committee Pre-Approval Policies and Procedures. The Company’s Audit Committee was formed in April 2004. At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors expects to consider and pre-approve any audit and non-audit services to be performed by the Company’s independent accountants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 29th day of September, 2004.

GLOBAL ENERGY GROUP, INC.
By:	/s/ John R. Bailey
John R. Bailey
President, Chief Operating Officer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-KSB/A has been signed by the following persons and on September 29, 2004.

SIGNATURES	TITLE
/s/ John R. Bailey John R. Bailey	President, Chief Financial Officer, Chief Operating Officer, Secretary and Director (Principal Financial and Accounting Officer)
/s/ David E. Webb* David E. Webb	Chairman of the Board
/s/ Henry M. Burkhalter* Henry M. Burkhalter	Director
/s/ Steven Fox* Steven Fox	Director
/s/ Carlos Coe* Carlos Coe	Chief Executive Officer and Director (Principal Executive Officer)
*By: /s/ John R. Bailey Attorney-in-Fact