Form 10KSB
period 2004-12-31
GLOBAL ENERGY GROUP INC
filed 2005-05-10
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No. 000-31505

Global Energy Group, Inc.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3020677 (I.R.S. Employer Identification Number)

5000 Legacy Drive, Suite 470, Plano, Texas 75024
(Address of principal executive offices) (Zip Code)

(972) 943-6000
(Issuer’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $450,280.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 30, 2005, the aggregate market value (based on the last sale price on such date) of Common Stock held by non-affiliates of the registrant was approximately $1,781,092. For purposes of this disclosure, we have considered each officer and director, and each person known to us (by means of filings with the SEC or through our stock transfer records) to own 10% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of the issuer’s common equity, as of the latest practicable date: 13,870,707 shares of Common Stock, par value $.001 per share, as of March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:
NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

GLOBAL ENERGY GROUP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended
December 31, 2004

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

Item 1. Description of Business.

Overview

      Global Energy Group, Inc. invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration (“HVACR”) industries. We currently hold the rights to nine U.S. patents and five U.S. patent-pending applications. Using these patents we have been able to develop products that we believe are significantly more energy efficient than those typically available. Our initial product strategy is to market a line of retrofit and new equipment products to the commercial rooftop air conditioning market in the U.S. Over the past several years we have sold our equipment for installation in a number of locations in including Georgia, Florida, Arizona, Texas and California. Some of these installations were retrofits to existing air conditioning equipment, while others were entirely new air conditioning systems. These installations have allowed us to refine our equipment design and have provided field verification that our technologies will effectively increase capacity while reducing energy consumption. Each of these initial installations resulted in energy efficiency improvements of 25% or greater (meaning that the installation of our equipment increased the cooling level achieved by at least 25% without increasing energy consumption).

Technology

      Global currently holds the exclusive rights to nine U.S. patents and five patent-pending applications pursuant to a series of agreements with the inventor of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. These agreements are with Mr. Thomas Hebert, an officer and a shareholder of the Company. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments began in 2004 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. Minimum royalties under the Company’s patent agreements as in effect on the date of this Report do not begin until 2006 and are eliminated if the Company manufactures and sells the required number of products each year. Total minimum royalties of approximately $20,000 will be due in 2006 if such required sales are not met. These minimum royalties increase each year thereafter until reaching a maximum of $700,000 in the years 2012 through 2017. These royalties are included in the costs of our products. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s exclusive right to manufacture and sell products incorporating the patented technology. Many of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence. Each of the patents expire at various times in 2018 through 2024. A brief summary of each patent follows:

U.S. Patent No	Description of Patent
5,970,728	Utilization of multiple staged common circuit compressors to provide for higher heat output from a heat pump at low outside ambient conditions. Heat output is maintained, or even increased, as outside temperatures fall.

6,070,423	A system to provide first, liquid refrigerant subcooling by means of evaporative cooling utilizing the condensate water, and second, a system for providing hot gas discharge refrigerant precooling by means of evaporative cooling. Both combining to give greater capacity without requiring an increase in input power, and even possibly decreasing the required input power.

6,116,048	An evaporator design that provides counterflow temperature conditions to the direction of air flow by sectionalizing the various temperature gradients found in evaporators and arranging the sections to provide a temperature gradient that places the warmest section in front of colder and subsequently colder sections. Provides for optimized heat exchange as well as improved dehumidification.

6,167,715 B1	A direct refrigerant to ground (geothermal) heat exchange system for subcooling and desuperheating (or postheating in the heat mode of a heat pump) the refrigerant of an air-cooled air conditioner, refrigeration system or heat pump. No secondary fluid or pumping system required. Provides near full geothermal system efficiency.

6,237,359 B1	Provides liquid refrigerant subcooling by utilizing the cold harvest water and/or meltwater discharging from the ice machine to increase ice production capacity of the ice machine.

U.S. Patent No	Description of Patent
6,442,903 B1	The structural construction methodology for a greenhouse inflatable insulative covering to be used to reduce heat losses and overheating of greenhouses.

6,460,358	A heat exchanger that reduces an evaporator’s flash gas loss region and reduces the superheat region, allowing for improved heat exchange by the evaporator itself, thereby allowing for increased refrigeration mass flow and therefore increased system refrigeration capacity.

6,820,420 B2	A solar-based power generating system including an electrical alternator or generator for generating electrical power in which the alternator or generator is driven by a refrigerant circulating through a closed loop heat transfer system including an evaporator exposed to solar energy and a condenser disposed within a large heat sink such as a body of water.

6,875,285 B2	A system to provide liquid refrigerant subcooling by means of evaporative cooling utilizing the condensate water, and secondly a system for providing hot gas discharge refrigerant precooling by means of evaporative cooling. Finally, a combination subheater/precooler system where the cold dry building exhaust air is used to evaporatively subcool the liquid refrigerant and then used to conductively cool the hot gas refrigerant. All combine to give greater capacity without requiring an increase in input power and even possibly decreasing the required input power.

The patents described above apply only in the United States. The Company has applied for and, in some cases, been granted patent protection on select technologies in foreign countries.

Products

      To date, the Company has completed development of four products, two of which have been commercialized. Currently, our principal products are our EER+ and Inventor Series 1400 units, which we expect to be the primary sources of our sales revenues during 2005. The EER+ is a retrofit unit, designed to be added to existing air conditioning units to boost their performance very cost effectively. The Inventor Series 1400 is a complete unitary packaged air conditioning unit, with our patented technologies incorporated into it. Both of these products utilize generally wasted condensate water and exhaust air produced by all standard air conditioning systems to provide increased capacity and to reduce power consumption. Current plans call for the Company to offer both the EER+ product and the Inventor Series 1400 units in several cooling sizes ranging from 3 to 100 tons. Typically, a commercial building installation requires a ton of air conditioning for every 300-400 square feet. Large buildings would utilize multiple units.

      Our testing of these products has consistently produced improvements in energy efficiency of at least 25% compared to typical other new equipment. If our products replace a customer’s older, worn equipment, we believe the efficiency gains would likely be much higher than 25%. This efficiency improvement reduces energy consumption for air conditioning while maintaining the same cooling level. A sample Inventor Series 1400 unit was certified in May 2002 by the Air Conditioning and Refrigeration Institute (“ARI”), the independent industry group which certifies the energy efficiency ratings of air conditioning units. The Company’s 7.5-ton unit was rated 13.5 EER. Energy Efficiency Ratio, or EER, is a term generally used to define the cooling efficiency of unitary air-conditioning and heat pump systems. EER is defined as the ratio of net cooling capacity (measured by the amount of heat removed in Btu/h) to the total input rate of electric energy applied (measured in watt hours). This efficiency term typically includes the energy requirement of auxiliary systems, such as the indoor and outdoor fans. The higher the EER the more efficient is the system. For products currently marketed in the commercial market, EER currently ranges generally from 9 to 11.5 according to information obtained from ARI.

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

Research and Development

      The Company spent $93,000 on research and development in 2004, as compared to $36,000 in 2003. These expenses were undertaken to improve existing products as well as to introduce new products and technologies. Much of the increase in research and development spending of the Company was due to a shift from earlier stage research and development to the commercialization stage.

Competition and Markets

      The Company competes in sale of unitary air conditioning and heat pump equipment in the new construction and replacement markets. While Global’s products will work in many countries around the world, the United States market is currently the Company’s primary focus. According to ARI, approximately 7.4 million and 6.8 million unitary air conditioning units and air-cooled heat pumps were sold in the United States in 2004 and 2003. Additionally, between 60 million and 70 million air conditioning units and heat pumps were in service in the United States in 2003 according to ARI. There are numerous manufacturers of such equipment, and the Company competes with all other manufacturers of HVACR equipment. Almost all of these companies are more established and many are substantially larger than Global and have greater resources. Economies of scale are important in reducing unit production costs, and we are currently at a disadvantage in this area due to our lack of sales volume.

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

Production

      Prior to 2004, Global produced all EER+ units at their facility in Odessa, Florida. During 2004 Matthews Industries Inc. manufactured EER+ units for Global. Recently the Company has executed a Contract Manufacturing Agreement with Cherokee Nation

Industries, Inc. (“CNI”), a tribal owned Oklahoma corporation located in Stilwell, Oklahoma. CNI is responsible for all purchasing, manufacturing, assembly, packaging, warehousing and shipping. Global believes that CNI has the production capacity and ability available to meet the planned needs of the Company for the foreseeable future.

      The Inventor Series 1400 units are considerably more complex and more expensive to build than the EER+ units. Global has arranged to have CNI manufacture and assemble these units. Global believes that CNI has the production capacity and the ability available to meet the planned needs of the Company for the foreseeable future.

      In the future, the Company expects to continue to produce its products under its agreement with CNI. The Company may seek additional arrangements with other contract manufacturers, which Global believes to be readily available. Global believes that all materials and components for the Company’s products are readily available from vendors who sell to the HVAC/R industry generally.

Distribution and Customers

      In connection with loans made to the Company described below under the heading “2004 Financing Transaction,” Global Energy Acquisition Group, L.L.C. (“GEAG”) required that the Company enter into a product distribution agreement with Global Energy Distribution Group, L.L.C. (“GEDG”), an affiliate of GEAG. Under this agreement, GEDG holds exclusive product distribution rights (and, under certain circumstances, manufacturing rights).

      In 2000, Global entered into discussions with Mr. Rudolph Hiensch regarding the sale and distribution of its products in Europe. The transaction relating to the distribution of the Company’s products in Europe is the subject of a dispute among the Company and Mr. Hiensch. Mr. Hiensch formed a company, GEER B.V. Relying upon a two-page document executed by the parties very early in the discussion period, GEER, B.V. claims that it has the right to sell Global technology within Europe. This document is now the source of the dispute. GEER, B.V. is selling products, which it manufactures, that contain Global’s proprietary technology. The Company has notified Hiensch that this is a violation of the Company’s patents. The parties are in discussions to resolve this matter.

      Over the last several years, our major customers have been energy service companies (“ESCO’s”), large direct customers and independent sales representatives. Currently, all sales efforts are through GEDG in compliance with our exclusive distribution agreement. The products that have been sold and installed over the past few years have primarily been sold to customers seeking to reduce their overall energy consumption. To combat our lack of resources and brand identity, our marketing and sales strategy focuses on utilizing GEDG’s relationship with ESCO’s, direct customers and independent sales representatives to establish a customer base.

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

Employees

      The Company currently employs 3 full-time and 2 part-time employees. It is anticipated that additional personnel will be required if the Company expands its operations.

Corporate Information

      The Company’s principle corporate office is at 5000 Legacy Drive, Suite 470, Plano, Texas, and the Company’s telephone number at that office is (972) 943-6000.

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

2004 Financing Transaction

      On January 30, 2004, upon the approval of Global’s board of directors, Global completed a financing transaction (the “Financing Transaction”), which is described in greater detail in the following sections of this Report. On January 30, 2004, the closing price of the Company’s common stock was $0.12 per share. Under the Financing Transaction, Global carried out the following actions:

•	The creation of two new series of preferred stock, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of, or the agreement to issue, up to 2.5 million shares of Series B Preferred Stock at a price of $1.00 per share:

•	approximately 563,000 shares of Series B Preferred Stock were issued on January 30, 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received at the closing of the Financing Transaction warrants to purchase 2 additional shares of the Company’s common stock at a price of $0.10 per share. Prior to the Financing Transaction, the Company had issued to GEAG warrants to purchase 8 shares of the Company’s common stock at a price of $0.10 per share for each dollar loaned to the Company by GEAG under these bridge loans.

•	between February 1, 2004 and March 31, 2005, approximately 1,937,000 shares of Series B Preferred Stock have been issued in exchange for cash invested in the Company by GEAG. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share. The date the Series B Holders delivered cash for the securities, together with the closing price of the Company’s common stock on each such date, are as follows:

Date	Closing Price
April 7, 2004	$0.25
May 4, 2004	0.31
June 16, 2004	0.20
June 30, 2004	0.19
July 27, 2004	0.15
August 10, 2004	0.13
August 19, 2004	0.17
August 25, 2004	0.27
September 3, 2004	0.20
September 10, 2004	0.15
September 22, 2004	0.21
September 30, 2004	0.31
October 4, 2004	0.20
October 22, 2004	0.20
October 29, 2004	0.16
November 17, 2004	0.20
December 2, 2004	0.19
December 16, 2004	0.19
December 17, 2004	0.19
December 30, 2004	0.15
January 24, 2005	0.14
January 26, 2005	0.14
February 23, 2005	0.12
February 24, 2005	0.12
March 4, 2005	0.13
March 14, 2005	0.12
March 24, 2005	0.13
March 31, 2005	0.13

•	The agreement to issue, for cash, of up to 2,000,000 shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also will receive warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share.

•	The issuance on January 30, 2004, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in satisfaction of promissory notes and, in some instances, unpaid salary payable by the Company to those creditors of the Company, as well as warrants for the Company’s common stock held by those creditors. For each dollar owing by the Company such creditors also received on January 30, 2004 warrants to purchase 10 shares of the Company’s common stock at a price of $0.30 per share.

•	The entering into a Turnaround Services Agreement with Turnaround Specialists, L.L.C., for the purpose of helping to establish and implement operational, financial, marketing and other policies and procedures. The Company agreed to pay Turnaround Specialists $45,000 per month during the term of the agreement, and Global delivered to Turnaround Specialists on January 30, 2004 a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey. On May 5, 2005, Mr. Coe resigned his positions with the Company and Turnaround Specialists, L.L.C. entered into an agreement to terminate the Turnaround Service Agreement in return for the issuance to Turnaround Specialists, L.L.C. of a warrant to purchase 1,000,000 shares of the Company’s common stock for $0.08 per share.

Background

      In 2003 and the early part of 2004, the Company was in an extremely tight cash situation. All funds previously advanced to or borrowed by the Company already had been used or committed to pay corporate expenses and to make payments to vendors. The Company was unable to pay compensation and other amounts owed to its senior management, and during this period Joseph Richardson (former President, Chief Executive Officer and director) and Peter Toomey (former Executive Vice President, Chief Financial Officer and director) resigned their positions to pursue other opportunities. Without the Financing Transaction the Company would not have been able to continue operations unless additional financing was obtained in the immediate future. In connection with its loans to the Company, GEAG required that Carlos J. Coe be appointed as a director and as Chief Executive Officer of the Company and that John R. Bailey be appointed as a director and as Chief Financial Officer of the Company, taking the places of Mr. Richardson and Mr. Toomey. Until May 5, 2005, Mr. Coe served as a director and as the Company’s Chief Executive Officer. Mr. Bailey serves as a director and as the Company’s President, Chief Financial Officer, Chief Operating Officer and Secretary, as well as interim Chief Executive Officer. The Company’s board of directors is currently comprised of Mr. Bailey, as well as David E. Webb, Henry M. Burkhalter and Steven W. Fox.

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

Series B Purchase Agreement

      GEAG’s investment obligation is set forth in the Series B Purchase Agreement, the material terms of which are as follows:

      Amount Of Investment. In the first eighteen months after the closing of the Financing Transaction GEAG must purchase at least 2.5 million shares of Series B Preferred Stock in amounts that correspond to the ongoing operational expenses of Global during that period of time. A portion of these shares were issued in satisfaction of 90-day bridge notes to the Company outstanding before the completion of the Financing Transaction. The remaining shares have been purchased for cash. In addition, GEAG has the option to invest an additional $2.0 million, at its discretion, at any time on or before September 15, 2008. Through May 6, 2005, 2.5 million shares of Series B Preferred Stock and warrants for 25 million shares of common stock have been issued to GEAG.

      Series B Warrants. As additional consideration and as an inducement to make its investment in the Company, stock purchase warrants (“Series B Warrants”) have been issued to GEAG in connection with issuing the Series B Preferred Stock. The Series B Warrants give GEAG the right to purchase shares of common stock at $0.10 per share and are exercisable for seven years from the date of issuance. The Series B Warrants cover ten shares of common stock for each share of Series B Preferred Stock issued for cash and two shares of common stock for each share of Series B Preferred Stock issued in exchange for outstanding 90-day bridge notes of the Company (warrants were issued only with respect to the principal portion of such notes and not the interest portion). Prior to the Financing Transaction, the Company had issued to GEAG warrants to purchase 8 shares of the Company’s common stock at a price of $0.10 per share for each dollar loaned to the Company by GEAG under these bridge loans.

      Use Of Proceeds. GEAG’s investment has been applied to ongoing financial obligations, including obligations owed under the Turnaround Services Agreement prior to its termination.

      Limit On GEAG’s Obligation. GEAG will be relieved of its investment obligation at GEAG’s discretion if the Company breaches its obligations under the Series B Purchase Agreement or suffers a material adverse change.

Distribution Arrangements

      In connection with its loans to the Company, GEAG also required that the Company enter into a product distribution arrangement with Global Energy Distribution Group, L.L.C., an affiliate of GEAG, which is described further above under the heading “Distribution and Customers.”

Turnaround Services Arrangement

      As a condition to its entering into the Financing Transaction, GEAG required that the Company enter into a Turnaround Services Agreement with Turnaround Specialists, L.L.C (“Turnaround Specialists”). Turnaround Specialists was brought in to help to establish and implement operational, financial, marketing and other policies and procedures. Mr. Coe and Mr. Bailey own and are employed by Turnaround Specialists, which provides the services of those individuals to the Company. Until his resignation on May 5, 2005, Mr. Coe served as the Company’s Chief Executive Officer. Currently, Mr. Bailey serves as the Company’s President, Chief Financial Officer, Chief Operating Officer and Secretary, as well as interim Chief Executive Officer. Those individuals are compensated only by Turnaround Specialists. They have not received compensation for their services directly from the Company, except that prior to his resignation Mr. Coe participated in, and Mr. Bailey continues to participate in, the Company’s employee benefit plans. They are not expected to receive any such compensation unless the Company agrees otherwise.

      Under the Turnaround Services Agreement, the Company paid Turnaround Specialists $45,000 per month. The Company also delivered to Turnaround Specialists on January 30, 2004 a warrant to purchase up to 700,000 shares of the Company’s common stock for $0.10 per share. For services rendered prior to the effectiveness of the Turnaround Services Agreement, the Company paid Turnaround Specialists $100,000, plus $45,000 per month

(prorated for partial months) from December 1, 2003 through January 30, 2004. On May 5, 2005, the Turnaround Services Agreement was terminated and a warrant to purchase 1,000,000 shares of the Company’s common stock for $0.08 per share was issued to Turnaround Specialists in full settlement of such termination.

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

      Transaction are as follows:

•	Quest Capital Alliance, L.L.C., a Missouri limited liability company, was owed approximately $571,000 by the Company and held warrants to purchase 2.1 million shares of the Company’s common stock. Steven W. Fox, who has been appointed to the Company’s Board of Directors, is General Manager and a Principal of Quest. Accordingly, every action or transaction that benefits Quest directly or indirectly benefits Mr. Fox.

•	Robert Smith, an individual, was owed approximately $1.3 million by the Company and held warrants to purchase 2.1 million shares of the Company’s common stock.

•	Joseph H. Richardson, an individual who is a former director and former officer of the Company, was owed approximately $324,000 by the Company for compensation and reimbursements not yet paid and held warrants to purchase 679,000 shares of the Company’s common stock.

•	Peter E. Toomey, an individual who is a former director and former officer of the Company, was owed approximately $255,000 by the Company for compensation and reimbursements not yet paid and held warrants to purchase 500,000 shares of the Company’s common stock.

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

      Mandatory Redemption. The Company is required to redeem all shares of Preferred Stock during the three years following issuance of the shares. One-third of the shares will be called for redemption on each of the first three anniversary dates of issuance. The redemption price will be the original investment amount plus all accrued but unpaid dividends. In its discretion, the Company may accelerate redemption of the shares. If the Company and the holders of the shares agree, redemption may be deferred. In any event, shares may not be redeemed except to the extent the Company has funds legally available for such purpose. The Company is currently in discussions with the holders of the share regarding the appropriate steps that need to be taken regarding the redemption.

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

As a condition to the Financing Transaction, the Company entered into the Turnaround Services Agreement with Turnaround Specialists, as described above. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey. All compensation and other consideration paid by the Company to Turnaround Specialists will directly benefit Messrs. Coe and Bailey, who together own 100% of Turnaround Specialists. Mr. Coe and Mr. Bailey do not have any interest in, and are not otherwise affiliated with, GEAG or GEDG. In 2004, the Company paid Turnaround Specialists, L.L.C. $540,000 for services under the Turnaround Services Agreement. On May 5, 2005, the Turnaround Services Agreement was terminated.

      The Financing Transaction enabled the Company to pay amounts owed to the Series A Holders. Without the financing to be provided by GEAG the Company would have been unable to pay the indebtedness owed to Series A Holders. But for the Financing Transaction, the Series A Holders might have received little if any of the amounts owed them by the Company.

Recent Developments

      On May 5, 2005, the Company and Turnaround Specialists agreed to terminate the Turnaround Services Agreement in exchange for the issuance to Turnaround Specialists of a warrant to purchase 1,000,000 shares of the Company’s common stock for $0.08 per share. The issuance of the warrant to Turnaround Specialists was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Turnaround Specialists is an accredited investor and has access to registration-type information, and no public offering of the warrant was made. Simultaneously with the termination of the Turnaround Services Agreement, Mr. Coe resigned his positions as Chief Executive Officer and director of the Company. Mr. Bailey was appointed to serve as the Company’s interim Chief Executive Officer until the Board of Directors of the Company elects a replacement for Mr. Coe.

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

      From inception through December 31, 2004, our revenues have been sporadic and as of December 31, 2004 we had an accumulated deficit of $10.7 million. Many of our products are in the early stages of commercialization, while others are still under development. The products scheduled for manufacturing and distribution will require significant production, sales and marketing expenditures that, together with projected general and administrative expenses along with continuing expenses to develop and patent additional technologies, will cause anticipated additional operating losses for the near future. We cannot predict when we will become profitable. If we cannot achieve profitability, we will be unable to continue as a going concern and investors in our common stock will likely lose their entire investment.

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

      We are now marketing our two primary products to the commercial unitary air conditioning market. Our initial sales strategy relied on selling our products through a limited number of distributors or ESCO’s. Currently, in compliance with the 2004 Financing Transaction, we distribute our products exclusively through GEDG. We expect that our products will be marketed to the federal government and various state and local governments, as these customers have historically been willing to pay more upfront for products that will save energy. These government entities’ priorities may change, their funding may be insufficient to allow them to purchase our products, they may defer their plans to purchase products, or they may discontinue buying appliances that reduce their energy consumption. Our planned marketing strategy is untested and we do not know whether it will be successful. If we are unable to market and sell our products in commercial quantities we may not be able to generate sufficient revenue to survive.

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

      Our business is dependent on our arrangement with our exclusive distributor, GEDG, and its relationship with key customers. We also rely on third parties to manufacture our products and to provide certain other services to continue our operations. If we are unable to renew, extend or enter into contracts with these or additional third parties on favorable terms, it could have a material adverse effect on our business, operating results and financial condition.

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

      Our products incorporate the proprietary technology covered by the Company’s patents, which were assigned and/or licensed to the Company by the inventor of the underlying technology. Information regarding those arrangements is set forth under “Technology” above in this Item 1. The Company is required to make royalty payments to the inventor with respect to sales of products incorporating the patented technology, and also to actively commercialize the technology. If the Company fails to pay the required royalties or fails to use reasonable efforts to generate income on products covered by a patent, the inventor has the right to terminate the related agreement. Minimum royalties under the Company’s patent agreements as in effect on the date of this Report do not begin until 2006 and are eliminated if the Company manufactures and sells the required number of products each year. The Company also has a note payable to TRDA under which the company repays TRDA based on the level of sales of certain products, and TRDA has a priority claim to proceeds from the sale of certain of the company’s products. Loss of the rights to use these patents and technology could have a material adverse effect on our business, operating results and financial condition.

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

      As of the date of this Report there are few trades in the public market for our common stock. There are currently multiple active market makers for our securities but they may not continue to be market makers in the future. As a result of the foregoing, investors may be unable to sell their shares to liquidate their investment, which could cause a loss of their investment.

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

Item 4. Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders was held on December 28, 2004 at the Company’s principle executive offices at 5000 Legacy Drive, Suite 470, Plano, Texas 75024. Proposal 1 was to elect one Class I Director (David E. Webb) to serve until the Annual Meeting to be held in 2006 and two Class II Directors (John R. Bailey and Henry M. Burkhalter) to serve until the Annual Meeting to be held in 2007. Proposal 2 was to terminate the three-class Board of Directors structure so that all directors are elected annually. Proposal 3 was to approve an amendment to the Company’s Certificate of Incorporation to increase authorized shares of Common Stock from 50,000,000 to 100,000,000. Total votes represented in person or by proxy was 40,681,017 and the percentage of the outstanding votable shares was 69.4%. The votable shares aggregated 58,602,997.

Proposal 1:	For	Against
Class I: David E. Webb	40,675,617	5,400
Class II: John R. Bailey	40,675,617	5,400
Class II: Henry M. Burkhalter	40,675,617	5,400

Proposal 2:	For	Against	Abstain
	40,668,417	12,400	200

Proposal 3:	For	Against	Abstain
	40,368,785	N/A	70,000

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Common Equity.

      We are authorized to issue 100,000,000 shares of common stock, of which 13,870,707 shares were issued and outstanding as of March 30, 2005. Our common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol “GENG.” Our common stock was first publicly traded on July 2, 2001. From that date until October 12, 2001 our common stock traded under the symbol “OSSI.” The shares historically have not been eligible for listing on any securities exchange or under the Nasdaq system.

      The following table sets forth the range of high and low bid information for the periods indicated:

Quarter Ended	High	Low
March 31, 2003	$1.65	$0.55
June 30, 2003	0.75	0.33
September 30, 2003	0.61	0.10
December 31, 2003	0.26	0.09
March 31, 2004	0.36	0.12
June 30, 2004	0.37	0.18
September 30, 2004	0.36	0.13
December 31, 2004	0.30	0.12

      These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      At March 30, 2005, there were 53 holders of record of our common stock. Global believes that there are significantly more beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities.

      In January 2004, the Company completed the Financing Transaction, which consisted, among other commercial terms, of the issuance of shares of Series A Preferred Stock, Series B Preferred Stock and warrants to purchase the Company’s common stock. This transaction, including the persons to whom the securities were issued, the amount of securities sold, the total offering price for the securities and the terms of exercise of the warrants, is further described in Item 1 of this Report under the heading “2004 Financing Transaction.” No underwriters were involved in this transaction. These securities were issued under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, based upon the number of persons involved in the transaction, their status as accredited investors representations and agreements from each purchaser that such purchaser is acquiring the stock for investment purposes only and that it must be held indefinitely unless subsequently registered, and the use of restrictive legends on the stock certificates delivered in connection with the transaction.

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

Results Of Operations — Year ended December 31, 2004 compared year ended December 31, 2003

Revenues. Revenues increased $300,000 or 165% to $482,000 from $182,000. The increase is primarily due to the increase in sales of the Company’s EER+ and Inventor Series products during the 2004 period.

Cost of Goods Sold. Cost of Goods Sold increased $223,000 or 127% to $399,000 from $176,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. The gross profit margin percentage increased in both 2003 and 2002 due to lower cost of goods sold due to increased production levels. It is anticipated that margins will continue to improve in 2005 as economies of scale are achieved with higher production levels.

Consulting expenses. Consulting expenses decreased $44,000 or 83% to $9,000 from $53,000. The decrease is due to consulting services being primarily provided under the Turnaround Services Agreement.

Salaries and benefits expenses. Salaries and benefit expenses decreased $615,000 or 59% to $428,000 from $1.0 million. The decrease is primarily due to a decrease in non-cash compensation of $204,000, relating to stock options issued to employees in 2003. The decrease in salaries and benefits is due to the Company minimizing employee headcount during 2004 and through the Turnaround Services Agreement which is a general and administrative cost.

Legal and accounting expenses. Legal and accounting expenses increased $69,000 or 50% to $206,000 from $137,000. The increase in legal and accounting expenses was due to significant legal and accounting expenses associated with the Financing Transaction.

Research and development expenses. Research and development expenses increased $57,000 or 158% to $93,000 from $36,000. The increase is primarily due to Global transitioning from the research and development stage to the commercialization stage and the increase in research and development activities undertaken to improve existing products as well as to introduce new products and technologies.

Sales and marketing expenses. Sales and marketing expenses decreased $9,000 or 50% to $9,000 from $18,000. The decrease is primarily due the Company minimizing its cash spending on operating expenses.

General and administrative expenses. General and administrative expenses increased $630,000 or 123% to $1.14 million from $514,000. The increase is primarily attributed to increased corporate costs attributed to the Financing Transaction in 2004 including $540,000 of costs relating to the Turnaround Services Agreement. The increase was partially offset by a reduction in other administrative costs as the Company focused on minimizing costs.

Amortization of discount on notes payable. Amortization of discount on notes payable decreased $532,000 or 79% to $140,000 from $672,000. The decrease in amortization of discount on notes payable is due to the discounts on notes payable being completely written off due to the Financing Transaction.

Dividend expense. Dividend Expense of $224,000 was incurred in 2004 due to the issuance of Series A and B Preferred Stock in the Financing Transaction. No dividend expense was incurred in 2003 as there were no shares of Preferred Stock outstanding.

Interest expense. Interest expense decreased $158,000 or 92% to $14,000 from $172,000. The decrease is due to the retirement of notes payable on January 30, 2004 in conjunction with the Financing Transaction.

Other income. Other income of $95,000 was generated in 2004 from the negotiation for forgiveness of debt. There was no such income in 2003.

Commitments

      In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at December 31, 2004 is $607,248, which consisted of the unpaid funded liability of $202,416 and related royalty expense of $404,832. The estimated future maturities of this payable are shown in the table below.

      In connection with the Company’s rights to use the patents as described in “Technology” above under Item 1 of this Report, there are associated minimum royalties due for each patent. If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent. The table below presents the minimum royalties due based on the patents the Company has the rights to pursue as of the end of 2004.

      The Company has a current material commitment with its landlord. Global leases a 20,540 square foot facility in an industrial park in Odessa, Florida. The lease is for a period of five years with 2 years remaining and an automatic renewal clause for each additional year. The current lease amount is $5.02 per square foot annually ($8,590 monthly, including rent, insurance, taxes and other pass through items), increasing each year on the anniversary of the lease. The company has a small lease for computer equipment. The payment amounts are included in the table below, under the heading “operating leases.”

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of December 31, 2004:

	Payments due by period (In thousands)
Contractual obligations
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Royalties payable to TRDA	611	15	45	65	486
Minimum royalties payable under patent assignments (1)	6,786	—	325	770	5,691
Preferred Stock	4,689	1,563	3,126	—	—
Operating leases	218	109	109	—	—
Other Contractual Obligations (2)	585	540	45

Total	12,889	2,227	3,650	835	6,177

(1)	If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent.

(2)	The Company is obligated under the Turnaround Services Agreement to pay amounts totaling $45,000 per month through January 2006. The Turnaround Services Agreement was terminated on May 5, 2005.

Liquidity and Capital Resources

      Global historically has financed its operations primarily through the borrowings and the sale of equity securities. Currently, the Company’s capital resources arise out of the obligations of GEAG under the Financing Transaction. The Company has no bank lines of credit.

      On December 31, 2004, Global had cash and cash equivalents of $13,000 and a working capital deficit of $2.2 million, as compared to cash and cash equivalents of $39,000 and working capital deficit of $3.2 at December 31, 2003. Net cash used in operating activities in 2004 was $1.5 million. Also, in 2004 net cash used in investing activities was $69,000, and $1.6 million was provided by financing activities. Net cash used in operating activities in 2003 was $1.3 million. Also, in 2003 net cash used in investing activities was $59,000 and $1.4 million was provided by financing activities.

      In 2003, the Company financed its activities in part through the issuance of notes payable to two stockholders and two officers of the Company in a series of transactions. During 2004, these instruments were exchanged in the Financing Transaction and are no longer outstanding. In 2003, Global also financed its activities in part through the issuance of notes payable and other securities to GEAG, as described above in Item 1 of this Report.

      The liquidity needs of the Company in 2005 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development, for patents and for some additional lab equipment.

      The actual amount of financing that will be needed for 2005 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in 2005, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and operating expenses will be within targeted levels.

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

Allowance for Uncollectible Accounts Receivable. As of December 31, 2004, Global had accounts receivable as a result of its ongoing operations of approximately $88,000. Global’s receivables are monitored by management for collectibility. Global maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates of losses require judgments that are based on available information and experience, such as an analysis of the age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources. These estimates are significant because Global may incur additional expense to increase its allowance for doubtful accounts and may receive less cash than expected if the financial condition of the parties was to deteriorate.

Item 7. Financial Statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Global Energy Group, Inc.
Odessa, Florida

We have audited the accompanying consolidated balance sheets of Global Energy Group, Inc., as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Global Energy Group, Inc. at December 31, 2004 and 2003 and the results of its operations, and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $10,755,939 as of December 31, 2004, and must find additional sources for capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described more fully in Note N to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
April 22, 2005

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash	$13,362	$39,283
Accounts receivable, net of allowance for bad debt of $3,594 in 2004 and $0 in 2003.	116,704	9,773
Inventory	107,297	172,081
Prepaid expenses	8,007	30,162

Total current assets	245,370	251,299

FURNITURE AND EQUIPMENT
Net of accumulated depreciation of $60,765 in 2004 and $40,732 in 2003	48,295	48,197

OTHER ASSETS
Deposits	$7,205	7,205
Patents, net of accumulated amortization of $36,638 in 2004 and $23,372 in 2003	206,656	171,458

Total other assets	213,861	178,663

TOTAL ASSETS	$507,526	$478,159

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AT DECEMBER 31, 2004 AND 2003

	2004	2003
CURRENT LIABILITIES
Accounts payable and accrued expenses	$625,230	$843,558
Dividends payable	224,075
Royalty payable — current portion	15,000	51,000
Promissory notes payable	—	2,593,158
Preferred stock subject to mandatory redemption — current portion	1,563,126	—

Total current liabilities	2,427,431	3,487,716

LONG TERM LIABILITIES
Royalty payable, net of current portion	187,416	153,327
Preferred stock subject to mandatory redemption — net of current	3,126,252	—

Total long term liabilities	3,313,668	153,327

TOTAL LIABILITIES	5,741,099	3,641,043
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,453,615 of Series A and 2,235,763 of Series B issued as “Preferred stock subject to mandatory redemption” as of December 31, 2004. No shares issued and outstanding as of December 31, 2003 (see note D)

Common stock, $0.001 par value, 100,000,000 shares authorized, 13,870,708 and 13,800,707 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively.	13,871	13,801
Additional paid-in capital	5,509,035	5,508,405
Retained (deficit)	(10,755,939)	(8,685,090)

Total stockholders’ (deficit)	(5,233,033)	(3,162,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$507,526	$478,159

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES	$482,180	$181,606
COST OF GOODS SOLD	398,532	176,478

GROSS PROFIT	83,648	5,128

OPERATING EXPENSES
Consulting	9,331	52,900
Salaries and benefits	427,985	1,043,470
Legal and accounting	205,911	136,905
Research and development	92,581	35,827
Sales and marketing	8,966	17,641
General and administrative	1,143,295	513,648

TOTAL OPERATING EXPENSES	1,888,069	1,800,391

LOSS BEFORE OTHER INCOME (EXPENSES)	(1,804,421)	(1,795,263)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	(140,349)	(671,787)
Dividend expense	(224,075)	—
Interest (expense)	(14,275)	(172,418)
Other income	112,271	—

TOTAL OTHER INCOME (EXPENSE)	(266,428)	(844,205)

LOSS BEFORE INCOME TAXES	(2,070,849)	(2,639,468)
INCOME TAXES	—	—

NET LOSS	$(2,070,849)	$(2,639,468)

LOSS PER COMMON SHARE
Basic	$(0.15)	$(.019)

Fully diluted	$(0.15)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,832,073	13,800,707

Fully diluted	13,832,073	13,800,707

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,070,849)	$(2,639,468)
Adjustments to reconcile net loss to cash (used) in operating activities:
Stock options issued to employees	—	204,091
Amortization of discount on notes payable	140,349	671,787
Amortization	13,266	8,662
Bad debt expense	4,230	—
Depreciation	20,033	16,880
(Increase) decrease in assets:
Accounts receivable	(111,161)	(3,093)
Inventory	64,784	47,799
Prepaid expenses	22,155	(22,992)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	367,852	445,508

Total adjustments	521,508	1,368,642

Net cash (used) in operating activities	(1,549,341)	(1,270,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(48,464)	(57,672)
Acquisition of furniture and equipment	(20,131)	(1,681)

Net cash (used) in investing activities	(68,595)	(59,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	1,339,454	—

Proceeds from issuance of common stock	—	50,000

Proceeds from stock option exercise	700	3,750
Proceeds from promissory notes	253,772	1,308,500
Repayment of royalty payable	(1,911)	(401)

Net cash provided by financing activities	1,592,015	1,361,849

NET (DECREASE) INCREASE IN CASH	(25,921)	31,670
CASH, BEGINNING OF THE PERIOD	39,283	7,613

CASH, END OF THE PERIOD	$13,362	$39,283

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

			Additional
	Common		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
BALANCE DECEMBER 31, 2002	13,589,851	13,590	$4,820,125	$(6,045,622)	$(1,211,907)

Issue stock options to employees	—	—	204,091	—	204,091
Employee exercise of options	25,000	25	3,725	—	3,750
Common stock issued for cash	185,856	186	49,814	—	50,000
Issue debt with detachable Warrants for cash	—	—	430,650	—	430,650
Net loss for the year	—	—	—	(2,639,468)	(2,639,468)

BALANCE DECEMBER 31, 2003	13,800,707	13,801	5,508,405	(8,685,090)	(3,162,884)

Issue Employee exercise of options	70,000	70	630		700

Net loss for the year				(2,070,849)	(2,070,849)

BALANCE DECEMBER 31, 2004	13,870,707	13,871	$5,509,035	$(10,755,939)	$(5,233,033)

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2004 AND 2003

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Global Energy Group, Inc., (“Global” or the “Company”) is presented to assist in understanding Global Energy’s financial statements. The financial statements and notes are the representation of Global’s management who is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America consistently applied in the preparation of the financial statements.

Nature of Operations

Global Energy Group, Inc. was organized under the laws of the State of Delaware on October 5, 1999. Global Energy & Environmental Research, Inc., was organized under the laws of the State of Florida on February 16, 1998 (collectively referred to as “Global”).

Global has developed patented and patent pending technology relating to the heating, air conditioning, refrigeration and ice machine market. Global is currently producing and developing products that will utilize this advanced technology to allow for reduced energy consumption, as well as other associated benefits. Global markets its products to energy service companies who provide technologies, services and products to federal, state and municipal governments as well as many private corporations. Global also provides its products and services to the traditional residential and commercial heating, air conditioning, refrigeration and ice machine markets.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Energy Group, Inc. and its wholly owned subsidiary Global Energy & Environmental Research, Inc. All significant inter-company accounts and transactions have been eliminated.

Basis of Accounting

Global maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

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

Accounts Receivable

Global’s trade accounts receivable result from the sale of its products and services with its projects, and consist primarily of amounts due from both private companies and governmental entities. Global Energy uses the allowance method to account for uncollectible accounts receivable.

Concentration of Credit Risk

Financial instruments, which potentially expose Global to concentrations of credit risk, as defined by FASB Statement No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, consist principally of trade receivables. GEDG is the Company’s exclusive distributor and therefore accounts for 100% of the credit risk. The Company has not experienced any difficulty in collecting its trade receivables from GEDG.

Financial Instruments

Global estimates that the fair value of all financial instruments at December 31, 2004 and 2003 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Inventories

Inventories consist primarily of parts and materials used to develop Global’s products. Inventories are stated at the lower of cost (first-in, first-out method) or market.

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

Patents

The costs associated with the internal development of Global Energy’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 20 year period, consistent with current patent lives. Amortization expense for the years ended December 31, 2004 and 2003 were $13,266 and $8,816, respectively.

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

Advertising Costs

Global expenses the production costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2004 and 2003 was $0 and $0, respectively.

Income Taxes

Global records its federal and state income tax liability in accordance with Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes”. Deferred taxes payable are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax asset is the expected benefit of a net operating loss carryover and general business credits that are available to offset future income taxes.

Loss Per Share

Global records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share”. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period.

Dividend Policy

Global has not yet adopted a policy regarding payment of dividends on its common stock. Dividends on Global’s Series A and B Preferred Stock accrue at 6% per annum and can only be paid out of funds legally available for payment. See Item 1. Terms of Preferred Stock.

Product Warranties

The Company records an estimated cost of product warranty at the time the revenue is recognized. Effective January 1, 2003, management is recording a warranty reserve of 1% of sales based on their analysis of other HVAC manufacturers that use the same or similar components in their products. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.

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

	Years Ended December 31,
	2004	2003
Net loss attributable to common stockholders as reported.	$(2,070,849)	$(2,639,468)

Add: Total stock option based employee compensation expenses included in reported net income, net of taxes	—	204,091

Less: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of taxes	—	(545,231)

Pro forma	$(2,070,849)	$(2,980,068)

Basic earnings (loss) per share:
As reported	(0.15)	(0.19)
Pro forma	(0.15)	(0.20)

Diluted earnings (loss) per share
As reported	(0.15)	(0.19)
Pro forma	(0.15)	(0.20)

The fair market values in the table above were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 0.84% to 3.04%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock of 60%, and an expected life of the options of 10 years. The weighted average fair market value per option at the date of grant for options granted in 2004 and 2003 was $0.02 and $0.32, respectively.

Total stock-based employee compensation expense included in net loss, as reported, primarily consists of expense related to stock options granted to employees with exercise prices lower than the fair market price of the Company’s common stock at the date of grant.

NOTE B — PATENTS

Global has the rights to patents and patent-pending applications pursuant to a series of assignments and royalty agreements. The assignment agreements are with Mr. Thomas Hebert, an officer and shareholder of Global.

Under the terms of these agreements, Global has the right and the obligation to pursue commercial development of these technologies. If Global fails to commercialize the patents within a specified period of time, Mr. Hebert has the right to terminate the assignments to Global. If Global chooses not to commercialize a specific patent and the rights revert to Mr. Hebert, Global will not be obligated to make any minimum royalty payments.

Mr. Hebert is entitled to royalty payments from the sale of products produced by Global with the patented technology. The royalty to Mr. Hebert is to be paid at the rate of 3 percent of the portions of net revenues relating to such patents received by Global beginning April 1, 2004. Prior to April 1, 2004 there are no amounts due on any of the patents associated with Mr. Hebert. A total of $5,374 was paid to Mr. Hebert for royalties due relating to the patented technology.

The future minimum royalty payments, should Global decide to pay such payments to continue its exclusive rights to the patents, are as follows:

Year Ended December 31,	Amount
2005	$—
2006	20,000
2007	100,000
2008	205,000
2009	320,000
2010	450,000
2011	575,000
Annually Thereafter through 2017	700,000

NOTE C — FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 2004 and 2003 is summarized as follows:

	2004	2003
Machinery and equipment	$45,102	$45,102
Office equipment	63,958	43,827

	109,060	88,929
Less accumulated depreciation	(60,765)	(40,732)

Net furniture and equipment	$48,295	$48,197

Depreciation expense for the years ended December 31, 2004 and 2003 was $20,033 and $16,880, respectively.

NOTE D — GUARANTEES AND WARRANTIES

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements.

The Company provides a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. Effective January 1, 2002, management is recording a warranty reserve of 1% of sales based on their analysis of other HVAC manufactures that use the same or similar components in the products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from customers to assist in determining the appropriate loss reserve levels. Actual warranty and claim costs are deducted from the accrual when incurred. A reconciliation of the Company’s product warranty liability for 2004 and 2003 is as follows:

	2004	2003
Beginning warranty liability	$3,305	$1,741
Additional accruals	4,503	1,564
Claims paid	(4,442)	—

Ending warranty liability	$3,366	$3,305

NOTE E — PROMISSORY NOTES

During the year ended December 31, 2003 two shareholders of Global made loans to the company totaling $610,000. These loans accrued interest at 8% and accrued until the maturity date, and was secured by a lien on substantially all of the company’s assets. The maturity date of all of the notes was extended to February 1, 2004. These loans were issued with detachable warrants to purchase up to 1,420,000 shares of the Company’s common stock at prices ranging from $.50 to $1.00 per share. The warrants issued resulted in a discount on the notes payable of $430,348. The unamortized discount of the above promissory notes was $0 and $140,348 at December 31, 2004 and 2003, respectively.

During 2003, the Company received limited funding from Global Energy Acquisition Group (GEAG). Through December 31, 2003 GEAG loaned the Company $631,500 on an unsecured basis. The loans accrued interest at 8% per annum and were due 90 days after funds were advanced, with the earliest loans coming due at the end of December 2003. As an inducement to make the loans, the Company was obligated to issue GEAG warrants to purchase up to approximately 5.1 million shares of the Company’s common stock (eight shares for each dollar lent) at a purchase price of $0.10 per share.

During the year ended December 31, 2003, two former officers of the Company, Mr. Richardson and Mr. Toomey, made loans to the Company in the amount of $40,000 and $27,000, respectively. These loans accrued interest at 8%, were unsecured and were due on demand.

Accrued interest on the above notes was $13,821 and $208,774 for the years ending December 31, 2004 and 2003, respectively.

NOTE F — AMENDMENT OF ARTICLES OF INCORPORATION

During the year ended December 31, 2004, Global approved an amendment to its articles of incorporation to terminate its three-class Board of Directors structure so that all directors are elected annually. In addition, authorized shares of Common Stock were increased from 50,000,000 to 100,000,000.

NOTE G — INCOME TAXES

For income tax purposes Global has a net operating loss carryover of $7,844,783, which can be used to offset future federal and state taxable income through 2016 as indicated below. In addition, Global has available general business credits that arose from research activities which can be used to offset future federal income tax through 2016 as follows:

Year ended December 31,	Losses	Credits
2013	$1,033,297	$6,699
2014	251,039	6,259
2015	515,927	4,957
2021	1,355,345	5,000
2022	2,485,762	188

2023	2,203,413	—

Total	$7,844,783	$23,103

The potential tax benefit of these losses and credits is estimated as follows:

Future tax benefit	$2,353,435
Valuation allowance	(2,353,435)

Future tax benefit	$—

At December 31, 2004 and 2003, no deferred tax assets or liabilities were recorded in the accompanying financial statements.

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

NOTE I — EQUITY INCENTIVE PLAN

On January 3, 2003, Global granted options to an employee to purchase a total of 7,500 shares of its common stock. The exercise price was $0.75 per share, and the options vest one year from the grant date.

On July 16, 2003, Global granted options to various employees to purchase 200,000 shares of its common stock with an exercise price of $0.01 per share.

On May 17, 2004, Global granted options to various employees to purchase 62,500 shares of its common stock with an exercise price of $0.26 per share.

The Company’s net income, as reported, includes approximately $0 and $204,000 of expense, net of related tax effects, arising from stock-based employee compensation during 2004 and 2003, respectively. These amounts consist of compensation expense for options granted at a price below the current market value of the underlying stock. The Company records compensation expense related to the value of the shares which is calculated using the intrinsic value method.

At December 31, 2004, there were 1,692,500 shares available for grant under the Plan.

Stock option activity during 2004 and 2003 was as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price
Balance at December 31, 2002	962,977	$0.14
Granted	207,500	0.04
Exercised	(25,000)	0.01
Forfeited	(832,977)	0.01
Expired	—	—
Balance at December 31, 2003	312,500	$0.43
Granted	62,500	0.26
Exercised	(70,000)	0.01
Forfeited	(117,500)	0.90
Expired

Balance at December 31, 2004	187,500	$0.24

Shares exercisable at December 31, 2003	105,000
Shares exercisable at December 31, 2004	125,000

NOTE J — STOCK ISSUANCES

During 2003, Global sold 185,856 shares of its $.001 par value common stock for $50,000 at prices ranging from $0.14 to $0.38.

On August 8, 2003, an employee exercised an option to purchase 25,000 shares of Global $.001 par value common stock for $3,500, or $0.14 per share.

On July 20, 2004, an employee exercised options to purchase 70,000 shares of Global $0.001 par value common stock for $700, or $0.01 per share.

NOTE K — COMMITMENTS AND CONTINGENCIES

Royalties

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”) on December 6, 1999, Global is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. In addition, the royalty payments have priority over all existing and future obligations obtained from all other sources. The amount funded by TRDA was $207,113, as of December 31, 2004 and 2003.

In accordance with the agreement, royalty payments to TRDA are based on 5% of the gross sales of certain of its products in any calendar year. Royalty payments are due quarterly, beginning with the calendar quarter after the quarter in which products are sold. The payments continue for a period of five years with annual renewals until such time as the repayment to TRDA is complete.

At the time payments are made to TRDA, royalty expense equal to 2/3rds of each payment is recorded. Royalty expense to TRDA for the years ended December 31, 2004 and 2003 amounted to $11,695 and $4,655, respectively. In the event the agreement terminates for cause, Global has the option to repay the obligation immediately, or convert the obligation into an interest bearing promissory note.

The total obligation to TRDA at December 31, 2004 is $611,070, which consists of the unpaid funded liability of $202,416 and related royalty expense of $408,654. The estimated future maturities of this payable are as follows:

Year Ended December 31,	Amount
2005	$15,000
2006	20,000
2007	25,000
2008	30,000
2009	35,000
Thereafter	486,070

Total	$611,070

Operating Leases

On October 4, 2001, Global entered into an agreement to lease its executive offices and warehouse space in Odessa, Florida under a 5-year non-cancelable lease commencing January 1, 2002 at the rate of $7,170 per month plus applicable Florida sales tax. The lease is automatically renewable for an additional one-year period. Global shall be liable, as additional rent, for real estate taxes exceeding $11,840 per year, solid waste disposal assessment exceeding $2,200 per year and any insurance costs exceeding $2,000 per year. The lease contains an escalation clause whereby rent shall increase by the greater of 3% or the increase in the consumer price index.

Global leases certain computer equipment under a three-year lease which commenced on October 24, 2002 at the rate of $220 per month plus applicable Florida sales tax.

The future maturities of minimum lease payments under these leases are as follows:

Year ended December 31,	Amount
2005	$108,572
2006	108,986
Thereafter	—

Total	$217,558

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

NOTE L — SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

During 2003 the Company issued promissory notes with detachable common stock warrants. When debt with detachable stock purchase warrants is issued, a portion of the proceeds is allocated to the warrants and recorded as paid in capital. The amount allocated is based upon the relative fair market value of the two securities at the time they are issued. The Company recorded a non-cash discount and additional paid in capital in the amount of $430,649 in 2003. For the years ended December 31, 2004 and 2003, cash interest expense of $0 and $0 was paid. Additionally, no income taxes were paid during these periods.

NOTE M — ECONOMIC DEPENDENCY — MAJOR CUSTOMER

Global sold a substantial portion of its products to one customer during 2003. Sales to this customer aggregated $75,475 (or 42% of total revenues) in 2003. In 2004, Global sold substantially all product through GEDG under its exclusive Distribution Agreement.

NOTE N — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through December 31, 2004. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

PART III

Item 9. Directors and Executive Officers of the Registrant

The executive officers and members of the board of directors of the Company are as follows:

Name	Age	Position
Carlos J. Coe	47	Chief Executive Officer, Director
John R. Bailey	52	President, Chief Financial Officer, Chief Operating Officer, Secretary, Director
Thomas H. Hebert	65	Chief Technology Officer
Keith Glaze	43	Vice President — Operations
Henry M. Burkhalter	58	Director
Steven W. Fox	48	Director
David E. Webb	58	Director

Set forth below is information concerning the business experience of each executive officer and member of the board of directors of the Company:

      CARLOS J. COE. Mr. Coe served as a director and Chief Executive Officer of the Company from September 2003 until his resignation on May 5, 2005. From September 2003 through December 2003, Mr. Coe served as the Company’s President. From 2000 to 2003, Mr. Coe served as Chief Executive Officer and President of Anthony International, a manufacturer of glass doors systems for refrigerated display cases. From 1994 to 1999, Mr. Coe served as a Vice President of Whirlpool’s worldwide air treatment business unit.

      JOHN R. BAILEY. Mr. Bailey has served as a director and the Chief Financial Officer, Treasurer and Secretary of the Company since December 2003 and as the Company’s President and Chief Operating Officer since March 2004. As of May 6, 2005, Mr. Bailey also serves as interim Chief Executive Officer until the Board of Directors elects a replacement. From December 2003 through March 2004, Mr. Bailey served as the Company’s Executive Vice President. From 2002 through 2003, Mr. Bailey served as Managing Director — Corporate Finance for Holmes, Murphy & Associates, Inc. From 1988 through 2002, Mr. Bailey served as Senior Managing Director of Berkshire Partners, Inc., a private investment bank. Mr. Bailey has over twenty years experience with national and regional investment banking firms, and has served as an executive of both public and private companies, including his service from 2001 through 2002 as Chief Executive Officer and member of the board of directors of Warrior Resources, Inc., an oil and gas exploration and production company, and his service from 1998 through 2000 as Chief Financial Officer, Senior Vice President, Treasurer, Secretary and a member of the board of directors of USA Media Group, L.L.C., a company in the cable television industry.

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

      KEITH GLAZE. Mr. Glaze was appointed Vice President — Operations in October 2001. From 1998 to October 2001, Mr. Glaze served its predecessor company, GEER, in this same capacity and in others. From 1997 to 1998, Mr. Glaze was an Executive Business Analyst with George S. May international, a consulting firm specializing in quality programs and process improvement. From 1989 to 1997, Mr. Glaze worked for York International in a variety of positions. From 1994 to 1997, Mr. Glaze served as the Regional Sales Manager with responsibility for inventory control and distribution for the Jacksonville, Florida region. Mr. Glaze has a BS degree in business administration from Trinity College. Mr. Glaze’s employment by the company was terminated on January 7, 2005.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms or written representations from the executive officers and directors, the following persons failed to file on a timely basis Section 16(a) forms during fiscal year 2004 or prior fiscal years: GEAG failed to file on a timely basis Form 4’s reflecting 8 transactions; Eugene Cornett failed to timely file Form 4’s reflecting 27 transactions; John R. Bailey failed to file on a timely basis a Form 4 reflecting one transaction and a Form 3 representing one transaction; Henry M. Burkhalter and David E. Webb each failed to file on a timely basis Form 4’s reflecting two transactions and a Form 3 representing one transaction; Carlos Coe failed to file on a timely basis a Form 4 reflecting one transaction; Quest Capital Alliance, L.L.C. and Steven Fox each failed to file on a timely basis a Form 3 reflecting one transaction.

Code of Ethics

      A Code of Ethics of the Company has been adopted by the Company and is available on the website of the Company at www.gegsolutions.com.

Item 10. Executive Compensation

      Summary Compensation Table. The following table sets forth the compensation earned by each person that served in 2004 as our Chief Executive Officer and the other most highly compensated executive officers whose salary and bonus for the fiscal year ended December 31, 2004 were in excess of $100,000. These persons are collectively referred to as the “Named Executive Officers.”

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

SUMMARY COMPENSATION TABLE

Name and	Fiscal		Long-Term Compensation
Principal Position	Year	Salary	Option Awards/SARs
Carlos J. Coe (1)	2004	—	—
Chief Executive Officer	2003	—	—

(1)	Mr. Coe became an officer and director of the Company in September 2003 in connection with a loan by Global Energy Acquisition Group, L.L.C. to the Company. In connection with the Financing Transaction the Company entered into the Turnaround Services Agreement with Turnaround Specialists, L.L.C. as described above in Item 1 of this Report under the heading “Turnaround Services Agreement.” Mr. Coe, as an affiliate of Turnaround Services, L.L.C., benefits from the payments made by the Company to Turnaround Specialists under the Turnaround Services Agreement. The Company did not directly compensate Mr. Coe for his services to the Company, except that Mr. Coe participated in the Company’s employee benefit plans until May 5, 2005. On May 5, 2005, Mr. Coe resigned his positions with the Company, and the Turnaround Services Agreement was terminated.

      Option Grants In Last Fiscal Year. There were no stock option grants made during the year ended December 31, 2004, to the Named Executive Officer.

      Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. There were no options exercised during 2004 and options held on December 31, 2004 by our Named Executive Officers whose salary and bonus exceeded $100,000 for 2004.

Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised In-The-
	Acquired		Options at Year-End		Money Options at Year-End (1)
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Carlos J. Coe

Employment Arrangements. Until its termination on May 5, 2005, Mr. Coe and Mr. Bailey were compensated for their services as officers of the Company by Turnaround Specialists as described in Item 1 of this Report under the heading “Turnaround Services Agreement.” In addition, until May 5, 2005 Mr. Coe participated in, and Mr. Bailey still participates in the Company’s employee benefit plans.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth information regarding the beneficial ownership of our Preferred Stock and our common stock as of May 6, 2005 for:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our directors and Named Executive Officers as a group.

      The percentages of shares of the Company’s common stock owned provided in the table is based on 13,870,707 shares of the Company’s common stock outstanding as of May 6, 2005. The percentages of shares of Preferred Stock owned provided in the table is based on 4,953,615 shares of Preferred Stock outstanding as of May 6, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based upon information provided by them. In computing an individual’s beneficial ownership, the number of shares of the Company’s common stock subject to warrants or options held by that person that are exercisable within 60 days of May 6, 2005, are also deemed outstanding and are shown in the column labeled “Warrants.” These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. Unless a footnote indicates otherwise, the address of each person listed below is c/o Global Energy Group, Inc., 5000 Legacy Drive, Suite 470, Plano, Texas 75024.

	Shares of Preferred Stock			Shares of Common Stock
	Beneficially Owned			Beneficially Owned
Name	Number (Series)		Percent	Number	Warrants	Percent
Global Energy Acquisition Group, L.L.C. (1) (8)	2,500,000	(B)	50.5%	—	25,000,000	64.3%
Quest Capital Alliance, L.L.C. (2)(8)	571,014	(A)	11.5	170,000	5,710,140	30.0
Neal S. Stubbs (3)	—		*	3,434,005	—	24.8
Thomas H. Hebert	—		*	1,456,205	—	10.5
Robert J. Smith (4) (8)	1,292,362	(A)	26.1	—	12,923,620	48.2
Joseph H. Richardson (5) (8)	334,863	(A)	6.8	—	3,348,630	19.4
Peter E. Toomey (6) (8)	255,376	(A)	5.1	—	2,553,760	15.5
Carlos J. Coe (7)				—	1,700,000	10.9
John R. Bailey (7)	—		*	—	1,700,000	10.9
Henry M. Burkhalter (1)	—		*	—	—	*
David E. Webb (1)	—		*	—	—	*
Steven W. Fox (2)	—		*	—	—	*
Directors and Named Executive Officers as a group (6 persons)	3,071,014 —		62.0%	170,000	32,410,140	70.4%

*	less than 1%

(1)	David E. Webb and Henry M. Burkhalter, who are on Global’s Board of Directors, are affiliated with, and control the disposition and voting of, the shares of the Company beneficially owned by Global Energy Acquisition Group, L.L.C.

(2)	The address of Quest Capital Alliance, L.L.C. is 3140 E. Division Street, Springfield, Missouri 65802. Steven W. Fox, who is on Global’s Board of Directors, is General Manager and a Principal of Quest. Mr. Fox controls the disposition and voting power of the shares of the Company’s capital stock beneficially owned by Quest, and every action or transaction that benefits Quest directly or indirectly benefits Mr. Fox. This control of voting power, however, is subject to the Voting Trust Agreement referred to in footnote 8 to this table.

(3)	The address of Neal S. Stubbs is 928 Oakfield Drive, Brandon, Florida 33551.

(4)	The address of Robert J. Smith is 3865 Turtle Hatch Road, Springfield, Missouri 65809.

(5)	The address of Joseph H. Richardson is 147 North Drive, Pittsburgh, PA 15238.

(6)	The address of Peter E. Toomey is 119 Riding Trail Lane, Pittsburgh, PA 15215.

(7)	Carlos J. Coe was, prior to his resignation on May 5, 2005, and John R. Bailey is an officer of the Company and on Global’s Board of Directors. Each is affiliated with Turnaround Specialists, L.L.C. The shares indicated as being beneficially owned represent warrants held by Turnaround Specialists, L.L.C. to purchase 1,700,000 shares of Common Stock.

(8)	The rights, limitations and preferences of each series of Preferred Stock are described in Item 1 of this Report under the heading “2004 Financing Transaction.” The shares of Series A Preferred Stock are held subject to a Voting Trust Agreement, which is described in Item 1 of this Report under the heading “2004 Financing Transaction.” With respect to matters to which the terms of the Voting Trust Agreement apply, for purposes of voting control Global Energy Acquisition Group, LLC possesses beneficial ownership of 100% of the outstanding shares of Preferred Stock.

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

      Since the inception of the Plan and as of December 31, 2004, 1,025,000 shares of restricted stock have been issued under the Plan, and options covering a total of 1,232,977 shares have been granted. Of these options granted 950,477 have been forfeited, 95,000 shares have been issued upon the exercise of options granted under the Plan, and 187,500 options remain issued and outstanding, leaving 1,692,500 shares authorized to be issued under the Plan. The following table sets forth certain information regarding the plan as of December 31, 2004.

	(a)	(b)	(c)
Number of Securities
Remaining Available For
Future Issuance Under
Equity Compensations
	Number of Securities to Be	Weighted-Average	Plans (Excluding
	Issued Upon Exercise of	Exercise Price of	Securities Reflected In
	Outstanding Options	Outstanding Options	Column (a))
Plan Category
Equity Compensation Plans Approved by Security Holders	187,500	$0.24	1,692,500
Equity Compensation Plans not Approved by Security Holders	—	—	—

Total	187,500	$0.24	1,692,500

      Warrants and options to purchase the Company’s stock may also be issued outside the Plan. During 2003 and 2004, the Company issued warrants to purchase an aggregate of up to 5,392,001 and 37,074,733 respectively, shares of its common stock as additional consideration to entities providing services and debt and equity financing to the Company. As of December 31, 2004 warrants outstanding cover an aggregate of 47,483,414 shares of common stock at exercise prices ranging from $0.10 to $0.30, with a weighted average exercise price of $0.20 per share.

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

      In connection with loans made to the Company, GEAG required that the Company enter into a product distribution agreement with GEDG, an affiliate of GEAG. This agreement grants to GEDG exclusive product distribution rights (and, under certain circumstances, manufacturing rights). The one existing unaffiliated distributorship that was outstanding at the execution of the 2004 Financing Transaction has expired.

      As a condition to the Financing Transaction, GEAG required that the Company enter into the Turnaround Services Agreement with Turnaround Specialists, L.L.C., as described above in Item 1. Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey. All amounts paid by the Company to Turnaround Specialists will directly benefit Messrs. Coe and Bailey, who together own 100% of Turnaround Specialists. Mr. Coe and Mr. Bailey do not have any interest in, and is not otherwise affiliated with, GEAG or GEDG. In 2004, Turnaround Specialists earned $540,000 for services under the Turnaround Services Agreement. On May 5, 2005, Mr. Coe resigned his positions with the Company, and the Turnaround Services Agreement was terminated.

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

      The Company currently holds the exclusive rights to nine U.S. patents and five patent-pending applications pursuant to a series of agreements with the inventor of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. These agreements are with Mr. Thomas Hebert, an officer and stockholder of the Company. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments are scheduled to begin in 2004 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid to Mr. Hebert beginning in 2005. Minimum Royalties do not begin until 2006 and are eliminated if the Company manufactures and sells the required number of products each year. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s right to manufacture and sell products incorporating the patented technology. Most of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

      The following exhibits are filed as part of this Report (exhibits marked have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit No.	Description
3.1(8)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 28, 2004, as filed in the office of the Secretary of State, State of Delaware on January 4, 2005.
3.2(7)	Amended Certificate of Incorporation dated December 31, 2002, as filed in the office of the Secretary of State, State of Delaware on January 6, 2003.
3.3(7)	Bylaws (As amended by the Company’s Board of Directors on December 10, 2002).
4.1	Amended Certificate of Incorporation dated December 31, 2002, as filed in the office of the Secretary of State, State of Delaware on January 6, 2003 — See Exhibit 3.1.
4.2	Bylaws (As amended by the Company’s Board of Directors on December 10, 2002) — See Exhibit 3.2.
4.3(7)	Global Energy Group, Inc. 2001 Equity Incentive Plan (as amended and ratified by the Company’s stockholders on December 10, 2002)
4.4(5)	Certificate of Designation of 6% Redeemable Preferred Stock, Series A
4.5(5)	Certificate of Designation of 6% Redeemable Preferred Stock, Series B
4.6(5)	Form of certificate for Common Stock, $.001 par value per share
4.7(5)	Form of certificate for Series A Preferred Stock, $.001 par value per share
4.8(5)	Form of certificate for Series B Preferred Stock, $.001 par value per share
4.9(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series A Preferred Stock
4.10(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series B Preferred Stock in exchange for bridge notes
4.11(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series B Preferred Stock for cash
4.12(5)	Common Stock Purchase Warrant for Turnaround Specialists, L.L.C.
9.1(5)	Voting Trust Agreement among the Company, the holders of Series B Preferred Stock and the holders of Series A Preferred Stock
10.1(5)	Form of Series A Purchase Agreement dated as of January 30, 2004 between the Company and the purchasers of Series A Preferred Stock
10.2(5)	Series B Purchase Agreement dated as of January 30, 2004 between the Company and Global Energy Acquisition Group, L.L.C.
10.3(5)	Turnaround Services Agreement dated as of January 30, 2004 between the Company and Turnaround Specialists, LLC
10.4(1)	Employment agreement — Richardson
10.5(1)	Employment agreement — Toomey
10.6(1)	Proxy and Voting Agreement
10.7(2)	Investment Agreement dated March 30, 2002
10.8(2)	Registration Rights Agreement
10.9(2)	Agreement with the Technical Research and Development Authority
10.10(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 5,970,728
10.11(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,070,423

Exhibit No.	Description
10.12(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,116,048
10.13(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,167,715
10.14(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,237,359
10.15(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,442,903
10.16(3)	Investment Agreement dated October 2, 2002
10.17(6)	Investment Agreement dated January 30, 2003
10.18(7)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,460,358 B1
10.19(4)	Form of Promissory Note used in connection with loans to the Company from Global Energy Acquisition Group, L.L.C. (GEAG)
10.20(4)	Form of Stock Purchase Warrant issued as additional consideration for loans by GEAG to the Company
10.21(4)	Distribution Agreement dated September 26, 2003 with Global Energy Distribution Group, L.L.C. (GEDG)
10.22(4)	License Agreement dated September 26, 2003 with GEDG
10.23(8)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,820,420 B2
10.24(8)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,875,285 B2
21.1(1)	Subsidiaries of the Company
23.1(8)	Consent to use of Report of Independent Certified Public Accountants
31.1(8)	Certification of the Chief Executive Officer and Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1(8) #	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed; incorporated by reference as indicated.

(1)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as originally filed on April 11, 2002.

(2)	Incorporated by reference to the same-named exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-86208, originally filed on April 12, 2002, as subsequently amended.

(3)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2001, as originally filed on November 26, 2002.

(4)	Incorporated by reference to the same-named exhibit to the Company’s Form 8-K, as originally filed on January 7, 2004.

(5)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as originally filed on April 14, 2004.

(6)	Incorporated by reference to the same-named exhibit to the Company’s Amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2002, as originally filed on February 14, 2003.

(7)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as originally filed on April 14, 2003.

(8)	Filed herewith.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.

(b) Reports on Form 8-K

Not applicable

Item 14. Principal Accountant Fees and Services

      Baumann, Raymondo & Company served as our independent accountants for the year ended December 31, 2003, and is expected to serve in that capacity for the current year.

      Principal Accountant Fees and Services. Aggregate fees billed for professional services rendered for the Company by Baumann, Raymondo & Company as of and for the years ended December 31, 2003 and 2004, were:

	2004(1)	2003(1)
Audit	$	$48,138
Audit-Related		—
Tax		—
All Other		1,897
Total		50,035

(1)	The aggregate fees included in “Audit” represent fees for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in all categories represent fees billed during the fiscal years.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 9th day of May, 2005.

GLOBAL ENERGY GROUP, INC.
By:	/s/ John R. Bailey
John R. Bailey
President, Chief Operating Officer and Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB/A has been signed by the following persons and on May 9, 2005.

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

SIGNATURES	TITLE	DATE

/s/ John R. Bailey John R. Bailey	President, Interim Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 9, 2005
/s/ David E. Webb David E. Webb	Chairman of the Board	May 9, 2005
/s/ Henry M. Burkhalter Henry M. Burkhalter	Director	May 9, 2005
/s/ Steven Fox Steven Fox	Director	May 9, 2005