Form 10KSB/A
period 2004-12-31
GLOBAL ENERGY GROUP INC
filed 2005-06-09
CIK 1099358

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
Common Stock, $.001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year. $420,946.

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

State the number of shares outstanding of the issuer’s common equity, as of the latest practicable date: 13,870,708 shares of Common Stock, par value $.001 per share, as of March 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:
NONE

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

GLOBAL ENERGY GROUP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended
December 31, 2004

Item		Page
PART I
Cautionary Statement Regarding Forward-Looking Information		1
Item 1.	Description of Business	1
Item 2.	Description of Property	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters	20
Item 6.	Management’s Discussion and Analysis or Plan of Operation	21
Item 7.	Financial Statements	26
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	44
Item 8A	Controls and Procedures	44
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	45
Item 10.	Executive Compensation	47
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	49
Item 12.	Certain Relationships and Related Transactions	52
Item 13.	Exhibits and Reports on Form 8-K	54
Item 14.	Controls and Procedures	56
Certificate of Amendment to Amended/Restated Certificate of Incorporation
Patent Assignment Agreement — Thomas Hebert
Patent Assignment Agreement — Thomas Hebert
Consent to use of Report of Independent Certified Public Accountants
Certification of CEO and CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906
Certificate of Amendment to Amended/Restated Certificate of Incorporation
Patent Assignement Agreement
Patent Assignment Agreement
Consent to Use of Report of Independent Certified Public Accountants
Certification of CEO and CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

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

Research and Development

     The Company spent $87,000 on research and development in 2004, as compared to $36,000 in 2003. These expenses were undertaken to improve existing products as well as to introduce new products and technologies. Much of the increase in research and development spending of the Company was due to a shift from earlier stage research and development to the commercialization stage.

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

Corporate Information

     The Company’s principal corporate office is at 5000 Legacy Drive, Suite 470, Plano, Texas, and the Company’s telephone number at that office is (972) 943-6000.

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

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market for Common Equity.

     We are authorized to issue 100,000,000 shares of common stock, of which 13,870,708 shares were issued and outstanding as of March 30, 2005. Our common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol “GENG.” Our common stock was first publicly traded on July 2, 2001. From that date until October 12, 2001 our common stock traded under the symbol “OSSI.” The shares historically have not been eligible for listing on any securities exchange or under the Nasdaq system.

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

Results Of Operations — Year ended December 31, 2004 compared year ended December 31, 2003

Revenues. Revenues increased $239,000 or 131% to $421,000 from $182,000. The increase is primarily due to the increase in sales of the Company’s EER+ and Inventor Series products during the 2004 period.

Cost of Goods Sold. Cost of Goods Sold increased $92,000 or 52% to $268,000 from $176,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. The gross profit margin percentage increased in both 2004 and 2003 due to lower cost of goods sold due to increased production levels. It is anticipated that margins will continue to improve in 2005 as economies of scale are achieved with higher production levels.

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

Research and development expenses. Research and development expenses increased $51,000 or 142% to $87,000 from $36,000. The increase is primarily due to Global transitioning from the research and development stage to the commercialization stage and the increase in research and development activities undertaken to improve existing products as well as to introduce new products and technologies.

Sales and marketing expenses. Sales and marketing expenses decreased $9,000 or 50% to $9,000 from $18,000. The decrease is primarily due the Company minimizing its cash spending on operating expenses.

General and administrative expenses. General and administrative expenses increased $624,000 or 121% to $1.14 million from $514,000. The increase is primarily attributed to increased corporate costs attributed to the Financing Transaction in 2004 including $540,000 of costs relating to the Turnaround Services Agreement. The increase was partially offset by a reduction in other administrative costs as the Company focused on minimizing costs.

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

Other income. Other income of $112,000 was generated in 2004 from the negotiation for forgiveness of debt. There was no such income in 2003.

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

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of December 31, 2004:

	Payments due by period (In thousands)
Contractual obligations
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Royalties payable to TRDA	607	15	45	65	482
Minimum royalties payable under patent assignments (1)	6,786	—	325	770	5,691
Preferred Stock	4,689	1,563	3,126	—	—
Operating leases	218	109	109	—	—
Other Contractual Obligations (2)	585	540	45

Total	12,885	2,227	3,650	835	6,173

(1)	If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent.

(2)	The Company is obligated under the Turnaround Services Agreement to pay amounts totaling $45,000 per month through January 2006. The Turnaround Services Agreement was terminated on May 5, 2005.

Liquidity and Capital Resources

     Global historically has financed its operations primarily through the borrowings and the sale of equity securities. Currently, the Company’s capital resources arise out of the obligations of GEAG under the Financing Transaction. The Company has no bank lines of credit.

     On December 31, 2004, Global had cash and cash equivalents of $13,000 and a working capital deficit of $2.1 million, as compared to cash and cash equivalents of $39,000 and working capital deficit of $3.2 at December 31, 2003. Net cash used in operating activities in 2004 was $1.5 million. Also, in 2004 net cash used in investing activities was $69,000, and $1.6 million was provided by financing activities. Net cash used in operating activities in 2003 was $1.3 million. Also, in 2003 net cash used in investing activities was $59,000 and $1.4 million was provided by financing activities.

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

Allowance for Uncollectible Accounts Receivable. As of December 31, 2004, Global had accounts receivable as a result of its ongoing operations of approximately $54,000. Global’s receivables are monitored by management for collectibility. Global maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates of losses require judgments that are based on available information and experience, such as an analysis of the age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources. These estimates are significant because Global may incur additional expense to increase its allowance for doubtful accounts and may receive less cash than expected if the financial condition of the parties was to deteriorate.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has an accumulated deficit of $10,675,630 as of December 31, 2004, and must find additional sources for capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described more fully in Note N to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baumann, Raymondo & Company, P.A.
BAUMANN, RAYMONDO & COMPANY, P.A.
Tampa, Florida
June 3, 2005

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash	$13,362	$39,283
Accounts receivable, net of allowance for bad debt of $3,594 in 2004 and $0 in 2003.	54,327	9,773
Inventory	130,764	172,081
Prepaid expenses	8,007	30,162

Total current assets	206,460	251,299

FURNITURE AND EQUIPMENT
Net of accumulated depreciation of $60,765 in 2004 and $40,732 in 2003	48,295	48,197

OTHER ASSETS
Deposits	$7,205	7,205
Patents, net of accumulated amortization of $36,638 in 2004 and $23,372 in 2003	206,656	171,458

Total other assets	213,861	178,663

TOTAL ASSETS	$468,616	$478,159

Read Independent Auditors’ Report.
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AT DECEMBER 31, 2004 AND 2003

	2004	2003
CURRENT LIABILITIES
Accounts payable and accrued expenses	$505,471	$843,558
Dividends payable	224,075
Royalty payable — current portion	15,000	51,000
Promissory notes payable	—	2,593,158
Preferred stock subject to mandatory redemption — current portion	1,563,126	—

Total current liabilities	2,307,672	3,487,716

LONG TERM LIABILITIES
Royalty payable, net of current portion	187,416	153,327
Preferred stock subject to mandatory redemption — net of current	3,126,252	—

Total long term liabilities	3,313,668	153,327

TOTAL LIABILITIES	5,621,340	3,641,043
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 2,453,615 of Series A and 2,235,763 of Series B issued as “Preferred stock subject to mandatory redemption” as of December 31, 2004. No shares issued and outstanding as of December 31,

Common stock, $0.001 par value, 100,000,000 shares authorized, 13,870,708 and 13,800,708 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively.	13,871	13,801
Additional paid-in capital	5,509,035	5,508,405
Retained (deficit)	(10,675,630)	(8,685,090)

Total stockholders’ (deficit)	(5,152,724)	(3,162,884)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$468,616	$478,159

Read Independent Auditors’ Report.
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES	$420,946	$181,606
COST OF GOODS SOLD	267,691	176,478

GROSS PROFIT	153,255	5,128

OPERATING EXPENSES
Consulting	9,331	52,900
Salaries and benefits	427,985	1,043,470
Legal and accounting	205,911	136,905
Research and development	86,950	35,827
Sales and marketing	8,966	17,641
General and administrative	1,138,224	513,648

TOTAL OPERATING EXPENSES	1,877,367	1,800,391

LOSS BEFORE OTHER INCOME (EXPENSES)	(1,724,112)	(1,795,263)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	(140,349)	(671,787)
Dividend expense	(224,075)	—
Interest (expense)	(14,275)	(172,418)
Other income	112,271	—

TOTAL OTHER INCOME (EXPENSE)	(266,428)	(844,205)

LOSS BEFORE INCOME TAXES	(1,990,540)	(2,639,468)
INCOME TAXES	—	—

NET LOSS	$(1,990,540)	$(2,639,468)

LOSS PER COMMON SHARE
Basic	$(0.14)	$(0.19)

Fully diluted	$(0.14)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,832,073	13,800,708

Fully diluted	13,832,073	13,800,708

Read Independent Auditors’ Report.
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,990,540)	$(2,639,468)
Adjustments to reconcile net loss to cash (used) in operating activities:
Stock options issued to employees	—	204,091
Amortization of discount on notes payable	140,349	671,787
Amortization	13,266	8,662
Bad debt expense	5,373	—
Depreciation	20,033	16,880
(Increase) decrease in assets:
Accounts receivable	(49,927)	(3,093)
Inventory	41,317	47,799
Prepaid expenses	22,155	(22,992)
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	248,633	445,508

Total adjustments	441,199	1,368,642

Net cash (used) in operating activities	(1,549,341)	(1,270,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(48,464)	(57,672)
Acquisition of furniture and equipment	(20,131)	(1,681)

Net cash (used) in investing activities	(68,595)	(59,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	1,339,454	—

Proceeds from issuance of common stock	—	50,000

Proceeds from stock option exercise	700	3,750
Proceeds from promissory notes	253,772	1,308,500
Repayment of royalty payable	(1,911)	(401)

Net cash provided by financing activities	1,592,015	1,361,849

NET (DECREASE) INCREASE IN CASH	(25,921)	31,670
CASH, BEGINNING OF THE PERIOD	39,283	7,613

CASH, END OF THE PERIOD	$13,362	$39,283

Read Independent Auditors’ Report.
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

			Additional
	Common		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
BALANCE DECEMBER 31, 2002	13,589,851	13,590	$4,820,125	$(6,045,622)	$(1,211,907)

Issue stock options to employees	—	—	204,091	—	204,091
Employee exercise of options	25,000	25	3,725	—	3,750
Common stock issued for cash	185,857	186	49,814	—	50,000
Issue debt with detachable Warrants for cash	—	—	430,650	—	430,650
Net loss for the year	—	—	—	(2,639,468)	(2,639,468)

BALANCE DECEMBER 31, 2003	13,800,708	13,801	5,508,405	(8,685,090)	(3,162,884)

Issue Employee exercise of options	70,000	70	630		700

Net loss for the year				(1,990,540)	(1,990,540)

BALANCE DECEMBER 31, 2004	13,870,708	13,871	$5,509,035	$(10,675,630)	$(5,152,724)

Read Independent Auditors’ Report.
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

Patents

The costs associated with the internal development of Global Energy’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 20 year period, consistent with current patent lives. Amortization expense for the years ended December 31, 2004 and 2003 were $13,266 and $8,662, respectively.

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

	Years Ended December 31,
	2004	2003
Net loss attributable to common stockholders as reported.	$(1,990,540)	$(2,639,468)

Add: Total stock option based employee compensation expenses included in reported net income, net of taxes	—	204,091

Less: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of taxes	—	(545,231)

Pro forma	$(1,990,540)	$(2,980,068)

Basic earnings (loss) per share:
As reported	(0.14)	(0.19)
Pro forma	(0.14)	(0.20)

Diluted earnings (loss) per share
As reported	(0.14)	(0.19)
Pro forma	(0.14)	(0.20)

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

Mr. Hebert is entitled to royalty payments from the sale of products produced by Global with the patented technology. The royalty to Mr. Hebert is to be paid at the rate of 3 percent of the portions of net revenues relating to such patents received by Global beginning April 1, 2004. Prior to April 1, 2004 there are no amounts due on any of the patents associated with Mr. Hebert. A total of $4,659 was paid to Mr. Hebert for royalties due relating to the patented technology.

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

The Company provides a limited warranty for the replacement of defective products. The standard warranty requires us to repair or replace defective products at no cost to the consumer. Effective January 1, 2002, management is recording a warranty reserve of 1% of sales based on their analysis of other HVAC manufactures that use the same or similar components in the products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from customers to assist in determining the appropriate loss reserve levels. Actual warranty and claim costs are deducted from the accrual when incurred. A reconciliation of the Company’s product warranty liability for 2004 and 2003 is as follows:

	2004	2003
Beginning warranty liability	$3,305	$1,741
Additional accruals	4,210	1,564
Claims paid	(4,442)	—

Ending warranty liability	$3,073	$3,305

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

At the time payments are made to TRDA, royalty expense equal to 2/3rds of each payment is recorded. Royalty expense to TRDA for the years ended December 31, 2004 and 2003 amounted to $10,901 and $4,655, respectively. In the event the agreement terminates for cause, Global has the option to repay the obligation immediately, or convert the obligation into an interest bearing promissory note.

The total obligation to TRDA at December 31, 2004 is $607,248, which consists of the unpaid funded liability of $202,416 and related royalty expense of $404,832. The estimated future maturities of this payable are as follows:

Year Ended December 31,	Amount
2005	$15,000
2006	20,000
2007	25,000
2008	30,000
2009	35,000
Thereafter	482,248

Total	$607,248

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

	Shares		Number of Securities
	Acquired		Underlying Unexercised		Value of Unexercised In-The-
	on	Value	Options at Year-End		Money Options at Year-End (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
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

     The percentages of shares of the Company’s common stock owned provided in the table is based on 13,870,708 shares of the Company’s common stock outstanding as of May 6, 2005. The percentages of shares of Preferred Stock owned provided in the table is based on 4,953,615 shares of Preferred Stock outstanding as of May 6, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of the Company’s common stock shown as beneficially owned by them. The determination of whether these persons have sole voting and investment power is based upon information provided by them. In computing an individual’s beneficial ownership, the number of shares of the Company’s common stock subject to warrants or options held by that person that are exercisable within 60 days of May 6, 2005, are also deemed outstanding and are shown in the column labeled “Warrants.” These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person. Unless a footnote indicates otherwise, the address of each person listed below is c/o Global Energy Group, Inc., 5000 Legacy Drive, Suite 470, Plano, Texas 75024.

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

     Principal Accountant Fees and Services. Aggregate fees billed for professional services rendered for the Company by Baumann, Raymondo & Company as of and for the years ended December 31, 2003 and 2004, were:

	2004(1)	2003(1)
Audit	$36,040	$48,138
Audit-Related	—	—

Tax	8,100	—
All Other	—	1,897
Total	44,140	50,035

(1)	The aggregate fees included in “Audit” represent fees for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in all categories represent fees billed during the fiscal years.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 8th day of June, 2005.

GLOBAL ENERGY GROUP, INC.

By:	/s/ John R. Bailey

John R. Bailey
President, Chief Operating Officer
and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB/A has been signed by the following persons and on June 9, 2005.

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

SIGNATURES	TITLE	DATE
/s/ John R. Bailey	President, Interim Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	June 9, 2005

John R. Bailey

/s/ David E. Webb	Chairman of the Board	June 9, 2005

David E. Webb

/s/ Henry M. Burkhalter	Director	June 9, 2005

Henry M. Burkhalter

/s/ Steven Fox	Director	June 9, 2005

Steven Fox