Form 10QSB
period 2005-03-31
GLOBAL ENERGY GROUP INC
filed 2005-06-27
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

Commission File No. 000-31505

Global Energy Group, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or jurisdiction of incorporation or organization)	23-3020677 (IRS Employer Identification No.)

5000 Legacy Drive, Suite 470, Plano, Texas (Address of Principal Executive Offices)	75024 (Zip Code)

(972) 943-6000
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

As of June 9, 2005, there were 13,910,708 shares of our common stock, $.001 par value per share, outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements of Global Energy Group, Inc., a Delaware corporation (“Global” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$(14,799)	$13,362
Accounts receivable, net of allowance for bad debt of $3,594 in 2005 and $3,594 in 2004	32,475	54,327
Inventory	130,598	130,764
Prepaid expenses	9,202	8,007

Total current assets	157,476	206,460
FURNITURE AND EQUIPMENT,
Net of accumulated depreciation of $65,787 in 2005 and $60,765 in 2004	43,272	48,295

OTHER ASSETS
Deposits	3,989	7,205
Patents, net of accumulated amortization of $40,283 in 2005 and $36,638 in 2004	210,981	206,656

Total other assets	214,970	213,861

TOTAL ASSETS	$415,718	$468,616

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31,	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable and accrued expenses	$496,737	$505,471
Dividends payable	298,642	224,075
Royalty payable, current portion	15,000	15,000
Promissory note payable	—	—
Preferred shares subject to mandatory redemption — current portion	3,302,410	1,563,126

Total current liabilities	4,112,789	2,307,672
LONG TERM LIABILITIES
Royalty payable, net of current portion	183,479	187,416
Preferred shares subject to mandatory redemption — net of current	1,651,205	3,126,252

Total long term liabilities	1,834,684	3,313,668

TOTAL LIABILITIES	5,947,473	5,621,340
STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized, 2,453,615 and 2,453,615 of Series A and 2,500,000 and 2,235,763 of Series B issued as “shares subject to mandatory redemption” as of March 31, 2005 and December 31, 2004, respectively (see Note D)	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,870,708 shares issued and outstanding as of March 31, 2005 as of December 31, 2004, respectively	13,871	13,871
Additional paid-in capital	5,509,035	5,509,035
Retained (deficit)	(11,054,661)	(10,675,630)

Total stockholders’ (deficit)	(5,531,755)	(5,152,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$415,718	$468,616

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended March 31,
	2005	2004
REVENUES	$43,990	$227,964
COST OF GOODS SOLD	31,651	119,452

GROSS PROFIT	12,339	108,512
OPERATING EXPENSES
Consulting	18,164	10,500
Salaries and benefits	78,927	108,786
Legal and accounting	15,416	89,792
Research and development	2,729	2,912
Sales and marketing	—	702
General and administrative	200,970	332,903

TOTAL OPERATING EXPENSES	316,206	545,595

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(303,867)	(437,083)
OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	—	(140,349)
Dividend expense	(74,567)	(35,259)
Interest (expense)	(597)	(13,897)
Other income	—	95,121

TOTAL OTHER (EXPENSE)	(75,164)	(94,384)

(LOSS) BEFORE INCOME TAXES	(379,031)	(531,467)
INCOME TAXES	—	—

NET (LOSS)	$(379,031)	$(531,467)

LOSS PER COMMON SHARE
Basic	$(0.03)	$(0.04)

Fully diluted	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,870,708	13,800,708

Fully diluted	13,870,708	13,800,708

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(379,031)	$(531,467)

Adjustments to reconcile net loss to cash (used) in operating activities:
Stock options issued to employees	—	—
Amortization	3,645	143,771
Bad debt expense	1,200	4,559
Depreciation	5,023	4,960
(Increase) decrease in assets:
Accounts receivable	20,652	(157,327)
Inventory	166	(10,010)
Prepaid expenses and other assets	2,021	(4,818)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	65,833	(88,483)

Total adjustments	98,540	(107,348)

Net cash (used) in operating activities	(280,491)	(638,815)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(7,970)	(11,070)
Acquisition of furniture and equipment	—	(15,370)

Net cash (used) in investing activities	(7,970)	(26,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	264,237	382,745
Proceeds from promissory notes	—	253,772
Repayment of royalty payable	(3,937)	(1,912)

Net cash provided by financing activities	260,300	634,605

NET (DECREASE) INCREASE IN CASH	(28,161)	(30,650)
CASH, BEGINNING OF THE PERIOD	13,362	39,283

CASH, END OF THE PERIOD	$(14,799)	$8,633

SCHEDULE OF NONCASH TRANSACTIONS
Conversion of debt to preferred stock	$—	$3,349,924

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2005
AND FOR THE YEAR ENDED DECEMBER 31, 2004

			ADDITIONAL
	COMMON		PAID–IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE DECEMBER 31, 2003	13,800,708	$13,801	$5,508,405	$(8,685,090)	$(3,162,884)

Employee exercise of options	70,000	70	630	—	700
Net loss for the year	—	—	—	(1,990,540)	(1,990,540)

BALANCE DECEMBER 31, 2004	13,870,708	$13,871	$5,509,035	$(10,675,630)	$(5,152,724)
Net loss for the quarter	—	—	—	$(379,031)	$(379,031)
BALANCE MARCH 31, 2005	13,870,708	$13,871	$5,509,035	$(11,054,661)	$(5,531,755)

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the period ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Global Energy Group, Inc. (the “Company” or “Global”) and its wholly owned subsidiary Global Energy & Environmental Research, Inc. All significant inter-company accounts and transactions have been eliminated.

Basis of Accounting

Global maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.

Revenue and Cost Recognition

Global recognizes revenue principally from sales of equipment as follows:

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

Accounts Receivable

Global’s trade accounts receivable result from the sale of its products and services with its projects, and consist primarily of amounts due from both private companies and governmental entities. Global uses the allowance method to account for uncollectible accounts receivable.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Financial Instruments

Global estimates that the fair value of all financial instruments at March 31, 2005 and December 31, 2004 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.

Inventories

Inventories consist primarily of finished goods stated at the lower of cost (first-in, first-out method) or market.

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

Patents

The costs associated with the internal development of Global’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 20 year period, consistent with current patent lives. Amortization expense for the quarters ended March 31, 2005 and 2004 was $3,645 and $3,422, respectively.

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

Research and Development

Global has expended significant amounts of funds in the development of its products and technology. In accordance with accounting principles generally accepted in the United States of America, these amounts are shown as current period expenses in the accompanying financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

NOTE B — LOSS PER SHARE

Global has reported basic loss per share based on the weighted average number of shares outstanding for the period. Global cannot report fully diluted loss per share including shares reserved for the options and warrants, even though they are common stock equivalents, as the effect of this would be anti-dilutive. Global will include the effect of this dilution in the calculation of fully diluted earnings per share only upon actual conversion, or to the extent they are not anti-dilutive.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005

NOTE C — DEBT CONVERSION TRANSACTION

In January, 2004, Global’s board of directors approved and the Company completed a financing transaction (as described in Item 2 of this Report), which is described in greater detail in Form 10-KSB for year ending December 31, 2003, as amended. As a result of the transaction, $3,349,924 amount of notes payable (including accrued interest), accrued amounts owing, and deferred salaries payable for two stockholders, were converted into 2,453,615 shares of Series A preferred stock and 896,309 shares of Series B preferred stock. The holders of the preferred stock have preference over the common stock and are entitled to receive a 6% cumulative cash dividend to be paid quarterly. In addition, there is a mandatory redemption, by the Company, on the anniversary date of each issuance. Therefore, the preferred shares are classified as liabilities rather than equity.

NOTE D — SHARES SUBJECT TO MANDATORY REDEMPTION

On January 30, 2004, as part of the Financing Transaction, the Company authorized 2,453,615 shares of 6% Redeemable Preferred Stock Series A, par value $0.001 of which all shares have been issued and 4,525,000 shares of 6% Redeemable Preferred Stock Series B, par value $0.001, of which 2,500,000 shares have been issued. Since the stock has a mandatory redemption clause, the shares are classified as “Preferred shares subject to mandatory redemption” in the liability section. To the extent permitted by Delaware law and to the extent the Company possess sufficient funds, the Company is required to redeem for cash, on each anniversary date, the number of shares of Series A and B Preferred Stock equal to one-third of the number of shares originally issued. The Company is currently in default on both dividend payments and mandatory redemption in the following amounts:

	Principal	Dividends
Series A Preferred Stock	$817,872	$176,538
Series B Preferred Stock	425,925	122,104

Total	$1,243,797	$298,642

The Company must utilize any and all funds legally available to eliminate such default immediately upon such funds becoming available.

NOTE E — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through March 31, 2005. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended. This discussion and analysis contains forward-looking statements including statements using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, those appearing under the caption “Risk Factors” set forth under Item 1 of our Report on Form 10-KSB for the year ended December 31, 2004, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The majority of our cost of sales is contributed to Global fixed operating costs, which includes salaries, rental expense, services provided under the Turnaround Services Agreement with Turnaround Specialists, L.L.C. and other overhead costs. Global believes that significantly higher sales levels are needed before it may be able to generate profits.

Recent Developments

     In January 2004, Global completed a financing transaction (the “Financing Transaction”), which is described in greater detail below in this Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended. Under the Financing Transaction, Global carried out the following actions:

•	The creation of two new series of preferred stock, $.001 par value per share, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of 2,500,000 shares of Series B Preferred Stock in exchange for $1.00 per share invested in the Company by Global Energy Acquisition Group, L.L.C. (“GEAG”) through March 31, 2005. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock, $.001 par value per share (the “Common Stock”) at a price of $0.10 per share.

•	The agreement to issue, for cash, up to 2.0 million shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also is entitled to receive warrants to purchase

10 shares of Common Stock at a price of $0.10 per share.

•	The issuance, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in exchange for promissory notes issued for advances previously made by such creditors to the Company, as well as the cancellation of warrants for Common Stock held by those creditors. For each dollar of principal owed under such notes, such creditors also received warrants to purchase 10 shares of Common Stock at a price of $0.30 per share.

•	The entering into of a Turnaround Services Agreement with Turnaround Specialists, L.L.C., to establish and implement operational, financial, marketing and other policies and procedures. The Company was paying Turnaround Specialists $45,000 per month, plus issued a warrant to purchase up to 700,000 shares of Common Stock for $0.10 per share. Turnaround Specialists, L.L.C. is owned by Carlos J. Coe and John R. Bailey, both of whom serve as directors and officers of the Company. On May 5, 2005 the Turnaround Services Agreement was terminated effective March 31, 2005 in return for the issuance of a warrant to purchase 1,000,000 shares of Common Stock of the Company for $0.08 per share (the then current market price) to Turnaround Specialists, L.L.C.

Results of Operations — Three months ended March 31, 2005 compared to Three months ended March 31, 2004

Revenues. Revenues decreased by $184,000, or 81%, to $44,000 from $228,000. This decrease is primarily due to decreased sales of the company’s EER+ products during the three months ended March 31, 2005 while transitioning to a new contract manufacturer.

Cost of Goods Sold. Cost of goods sold decreased by $87,000, or 73%, to $32,000 from $119,000. The decrease is primarily attributed to a corresponding decrease in revenues as discussed above. Gross profit decreased by $97,000, or 89%, to $12,000 from $109,000. This decrease in gross profit is due to the lower sales volume and an decrease in the gross profit margin percentage to 28% for the three months ended March 31, 2005 compared to 48% for the three months ended March 31, 2004. The gross profit margin percentage decreased because of a less favorable mix of lower profit margin products sold during 2005 and certain costs related to the change in contract manufacturers.

Operating Expenses. Operating expenses decreased by $230,000, or 42%, to $316,000 from $546,000. The decrease was driven mainly by decreased spending on salaries and benefits, legal and accounting, and general and administrative. The decrease in salaries and benefits is due to the Company minimizing employee headcount in 2005. The decrease in legal and accounting expenses is due to significant legal and accounting expenses associated with the Financing Transaction in 2004. The decrease in general and administrative is attributable to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year combined with significant expenses associated with the Financing Transaction in 2004.

Other Income (Expense). Other income (expense) decreased $18,000, or 19%, to an expense of $75,000 from an expense of $94,000. This decrease was driven by the reduction in the amortization of discount on notes payable of $140,000 due to the discounts on notes payable being completely written off due to the Financing Transaction in 2004. Also, interest expense decreased $13,000 or 93% to $1,000 from $14,000, attributable to the retirement of notes payable on January 30, 2004 in conjunction with the Financing Transaction. These decreases were partially offset by an increase in dividend expense and a decrease in other income. Dividend expense increased $40,000, or 114%, to $75,000 from $35,000 due to the issuance of Series A and B Preferred Stock in the Financing Transaction. Other income decreased $95,000 from the negotiation for forgiveness of debt in 2004. There was no such income in 2005.

Commitments

In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at March 31, 2005 was $595,438, which consisted of the unpaid funded liability of $198,479 and related royalty expense of $396,959. The estimated future maturities of this payable are shown in the table below.

In connection with the Company’s rights to use its patents, there are associated minimum royalties due for each patent. If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent. The table below presents the minimum royalties due based upon the patents the Company has the rights to pursue as of the date of this Report.

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

The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of March 31, 2005:

	Payments due by Period
		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years
Royalty payable to TRDA	$595,438	$15,000	$45,000	$65,000	$470,438
Minimum royalty payments under patent assignments (1)	6,786,389	5,000	166,250	586,250	6,028,889
Preferred stock	4,953,615	3,302,410	1,651,205	0	0
Operating leases	24,025	24,025	0	0	0
Other commercial commitments(2)	450,000	450,000	0	0	0

Total contractual cash obligations	$12,809,467	$3,796,435	$1,862,455	$651,250	$6,499,327

(1)	If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent.

(2)	The Company is obligated under the Turnaround Services Agreement to pay amounts totaling $45,000 per month through January 2006. The Turnaround Services Agreement was terminated on May 5, 2005.

Liquidity And Capital Resources

     Global historically has financed its operations primarily through the borrowings and the sale of equity securities. Since the closing of the Financing Transaction, the Company’s capital resources arose out of the obligation of GEAG to fund $2.5 million through the purchase of Series B Preferred Stock. GEAG fulfilled this obligation as of March 31, 2005. Therefore, GEAG has no further obligation to fund the Company. However, GEAG has provided to the Company additional funding for the Company’s operations through the purchase of additional shares of Series B Preferred Stock as provided in the Financing Transaction. GEAG receives a warrant to purchase 10 shares of Common Stock at a price of $0.10 for each dollar of cash invested in the Series B Preferred Stock. As of June 9, 2005, $2,767,785 of Series B Preferred Stock had been purchased by GEAG in aggregate.

     On March 31, 2005, Global had cash and cash equivalents of $(15,000) and a working capital deficit of $4.0 million, as compared to cash and cash equivalents of $13,000 and working capital deficit of $2.1 million at December 31, 2004. In the three months ended March 31, 2005, net cash used in operating activities was $280,000, net cash used in investing activities was $8,000, and net cash provided by financing activities was $260,000. In the three months ended March 31, 2004, net cash used in operating activities was $639,000, net cash used in investing activities was $26,000, and net cash provided by financing activities was $635,000.

     The liquidity needs of the Company in 2005 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development, for patents and for some additional lab equipment.

     The actual amount of financing that will be needed for the remainder of 2005 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in the remainder of 2005, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and operating expenses will be within targeted levels.

     In addition to the GEAG optional funding described above through the purchase of Series B Preferred Stock, the Company may decide to satisfy its liquidity requirements through additional equity and debt financing. There can be no assurance that any financing alternatives sought by Global will be available or will be on terms that are attractive to Global. Further, any debt financing may involve restrictive covenants, and any equity financing may be dilutive to stockholders. To the extent that Global is unable to obtain further debt or equity financing or to the extent that sales are slower to develop than management is now expecting and the combined debt and equity financing is insufficient to cover the shortfall, Global may not be able to continue operations as currently conducted.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.

     In January 2004, the Company completed the Financing Transaction, which consisted, among other commercial terms, of the issuance of shares of Series A Preferred Stock, Series B Preferred Stock and warrants to purchase Common Stock. This transaction, including the persons to whom the securities were issued, the total offering price for the securities and the terms of exercise of the warrants, is further described in our Report on Form 10-KSB for the year ended December 31, 2004, as amended. No underwriters were involved in this transaction. These securities were issued under an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. Disclosure regarding the effect of the Financing Transaction on the holders of the Common Stock is included in our Report on Form 10-KSB for the year ended December 31, 2004, as amended. During the period covered by this Report, the following shares of Series B Preferred Stock were issued to GEAG, pursuant to the terms of the Financing Transaction and pursuant to an exemption from registration contained in section 4(2) of the Securities Act of 1933, as amended:

Date	Number of Shares of Series B Preferred	Sales Price
January 24, 2005	16,500	0.14
January 26, 2005	46,997	0.14
February 23, 2005	5,000	0.12
February 24, 2005	11,000	0.12
March 4, 2005	11,773	0.13
March 14, 2005	5,500	0.12
March 24, 2005	39,000	0.13
March 31, 2005	128,465	0.13

Item 3. Defaults Upon Senior Securities.

Although dividends on our Series A Preferred Stock and Series B Preferred Stock are payable if and when declared by the Board of Directors, the terms of the Series A Preferred Stock and Series B Preferred Stock provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series A Preferred Stock and Series B Preferred Stock since the issuance of the Series A Preferred Stock and Series B Preferred Stock. As of March 31, 2005, the amount of the total accrued unpaid dividends on the outstanding Series A Preferred Stock and Series B Preferred Stock is $215,918 and $164,110, respectively.

Item 5. Other Information

Global is currently negotiating an agreement for the merger of a to-be-formed wholly owned subsidiary of Global with and into Global Energy Distribution Group, L.L.C. (“GEDG”). If consummated, the proposed merger would result in a change of control of Global.

The merger is expected to be structured as a reverse triangular merger. The shareholders of Global will not be asked or required to vote or to approve the proposed merger. GEDG would be the surviving company in the proposed merger and become our wholly owned subsidiary as a result of the proposed merger.

As of June 9, 2005, there were 13,910,708 shares of our common stock outstanding. The anticipated terms of the proposed merger provide for the issuance to the GEDG owners of approximately 81.75 million newly issued shares of Global common stock, which would result in the former GEDG owners holding approximately 85% of Global’s issued and outstanding common stock following the proposed merger.

     GEDG is the exclusive distributor of Global’s products. Pursuant to the terms of the Unit Purchase Agreement, dated May 18, 2005, entered into between the owners of GEDG and Cherokee Nation Industries, Inc. (“CNI”), the manufacturer of certain GEG products, and GEAG, CNI has acquired 12.2% of GEDG and has the right to acquire an additional 48.8% of GEDG. If CNI acquires an additional 48.8% of GEDG prior to the closing of the proposed merger, CNI will own 61% of GEDG prior to the merger and receive approximately 49.8 million shares of GEG common stock under the current terms of the proposed merger, resulting in CNI owning approximately 52% of the shares of Global common stock which are expected to be outstanding immediately following the closing of the proposed merger. CNI has informed Global that it intends to assign its rights to acquire the GEDG ownership interests (and therefore, the right to receive GEG common stock upon the consummation of the proposed merger) to its affiliate, CND, L.L.C. (“CND”). If the proposed merger is consummated, there is currently no arrangement or understanding that will result in a change of the Global’s Board of Directors or the principal officers of the Company. However, if the proposed merger is completed, we believe that CNI (or its affiliate, CND) would have the ability to effect a change in the majority of Global’s Board of Directors.

The current anticipated terms of the proposed merger provide that the proposed merger would be subject to the prior satisfaction of numerous conditions, including without limitation, (a) amendments to the terms of the Company’s Series A Preferred Stock and Series B Preferred Stock to provide for the mandatory redemption of the preferred stock over a period of five years, beginning on the first anniversary of the closing of the proposed merger, and (b) the cancellation of all or substantially all of the outstanding warrants owned by the holders of Series A Preferred Stock and Series B Preferred Stock (which warrants currently provide for the purchase of up to 53,838,970 shares of the Company’s Common Stock). Pursuant to the terms of the certificates of designation of the Series A Preferred Stock and the Series B Preferred Stock, the proposed amendments to such preferred stock will require the approval of at least 50% of the outstanding preferred stock, and the holders of Global common stock are not entitled to vote on the proposed amendments. If CNI (or its affiliate, CND) does not acquire 61% of the ownership in GEDG, Global does not intend to complete the proposed merger.

GEAG, which possesses the right to vote approximately 2,453,616 shares of the Series A Preferred Stock and 2,840,282 shares of Series B Preferred Stock as the trustee of a voting trust, has committed to vote for the proposed merger if it is on terms satisfactory to the Global, GEDG and CNI. GEAG has also committed to use good faith efforts to cause CNI (or its affiliate, CND) to be appointed as the trustee of the voting trust agreement, which would result in CNI (or its affiliate, CND) possessing the right to vote the shares of Series A Preferred Stock and Series B Preferred Stock, each of which possess 10 votes per share and vote as a class with the Global common stock.

If completed, the proposed merger would be scheduled to close on or about July 1, 2005. The proposed merger is subject to the negotiation and completion of a definitive merger agreement. There are no assurances that the merger will be completed.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.		Description
Exhibit 10.25	–	Employment Agreement Amendment dated as of January 1, 2005 between Thomas Hebert and Global Energy Group, Inc.

Exhibit 31.1	–	Certification of the Chief Executive Officer and Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	–	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Date		Description
May 18, 2005	–	Global Energy filed a report on Form 8-K to report the execution of a Unit Purchase Agreement with the Cherokee Nation.

June 8, 2005	–	Global Energy filed a report on Form 8-K to report the election of James W. Majewski as a Director.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.
By:	/s/ John R. Bailey
John R. Bailey
President, Chief Financial Officer and Chief Operating Officer Date: June 23, 2005