Form 10QSB
period 2005-06-30
GLOBAL ENERGY GROUP INC
filed 2005-08-23
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission File No. 000-31505
Global Energy Group, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	23-3020677
(State or jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5000 Legacy Drive, Suite 470, Plano, Texas	75024
(Address of Principal Executive Offices)	(Zip Code)
(972) 943-6040
(Issuer’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of August 22, 2005, there were 95,832,117 shares of Common Stock, $.001 par value outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited financial statements of Global Energy Group, Inc., a Delaware corporation (“Global Energy” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended June 30, 2005 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$(48,844)	$13,362
Accounts receivable, net of allowance for bad debt of $0 in 2005 and $3,594 in 2004	132,851	54,327
Inventory	6,325	130,764
Prepaid expenses	8,157	8,007

Total current assets	98,489	206,460

FURNITURE AND EQUIPMENT,
net of accumulated depreciation of $5,563 in 2005 and $60,765 in 2004	14,568	48,295

OTHER ASSETS
Investment in Investee	—	—
Deposits	3,989	7,205
Patents, net of accumulated amortization of $44,123 in 2005 and $36,638 in 2004	231,765	206,656

Total other assets	235,754	213,861

TOTAL ASSETS	$348,811	$468,616

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable and accrued expenses	$290,892	$505,471
Due to affiliate	21,000	—
Dividends payable	380,124	224,075
Royalty payable, current portion	15,000	15,000
Promissory notes payable	—	—
Preferred shares subject to mandatory redemption — current portion	3,529,265	1,563,126

Total current liabilities	4,236,281	2,307,672

LONG TERM LIABILITIES
Royalty payable, net of current portion	183,479	187,416
Preferred shares subject to mandatory redemption — net of current	1,764,632	3,126,252

Total long term liabilities	1,948,111	3,313,668

TOTAL LIABILITIES	6,184,392	5,621,340

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized, 2,453,615 of Series A and 2,840,282 of Series B issued as “shares subject to mandatory redemption” as of June 30, 2005; 2,235,763 shares issued and outstanding as of December 31, 2004 (see Note D)	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,910,708 shares issued and 13,870,708 outstanding in June 30, 2005 and in December 31, 2004, respectively	13,911	13,871
Additional paid-in capital	5,509,395	5,509,035
Retained (deficit)	(11,358,887)	(10,675,630)

Total stockholders’ (deficit)	(5,835,581)	(5,152,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$348,811	$468,616

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30:		For the Six Months ended June 30:
	2005	2004	2005	2004
REVENUES	$194,588	$84,618	$238,578	$312,582
COST OF GOODS SOLD	222,539	57,436	254,190	176,888

GROSS PROFIT	(27,951)	27,182	(15,612)	135,694

OPERATING EXPENSES
Consulting	37,136	139,750	55,300	15,250
Salaries and benefits	124,339	137,935	203,266	246,721
Legal and accounting	106,411	68,233	121,827	158,025
Research and development	532	73,700	3,261	76,612
Sales and marketing	534	2,000	534	2,702
General and administrative	84,508	187,982	285,478	658,138

TOTAL OPERATING EXPENSES	353,460	609,600	669,666	1,157,028

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(381,411)	(582,418)	(685,278)	(1,021,334)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	—	—	—	(140,349)
Loss on disposal of assets	(27,698)	—	(27,698)	—
Dividend expense	(81,482)	(56,593)	(156,049)	(91,852)
Interest (expense)	(1,135)	(2,291)	(1,732)	(13,936)
Other income	187,500	—	187,500	95,121

TOTAL OTHER (EXPENSE)	77,185	(58,884)	2,021	(151,016)

(LOSS) BEFORE INCOME TAXES	(304,226)	(641,302)	(683,257)	(1,172,350)
INCOME TAXES	—	—	—	—

NET (LOSS)	$(304,226)	$(641,302)	$(683,257)	$(1,172,350)

LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.05)	$(0.05)	$(0.08)

Fully diluted	$(0.02)	$(0.05)	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	13,898,840	13,800,708	13,884,852	13,800,708

Fully diluted	13,898,840	13,800,708	13,884,852	13,800,708

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(683,257)	$(1,172,350)

Adjustments to reconcile net loss to cash (used) in operating activities:
Amortization of disc. on notes payable	—	140,349
Amortization	7,486	6,558
Bad debt expense	1,200	5,225
Depreciation	6,029	9,869
(Increase) decrease in assets:
Accounts receivable	(79,724)	(77,491)
Inventory	124,439	76,058
Prepaid expenses	3,066	4,867
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(37,530)	124,249

Total adjustments	24,966	289,684

Net cash (used) in operating activities	(658,291)	(882,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(32,595)	(23,027)
Loss on disposal of assets	27,698	(20,131)

Net cash (used) in investing activities	(4,897)	(43,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	604,519	654,245
Proceeds from stock option exercises	400	—
Proceeds from promissory notes	—	253,772
Repayment of royalty payable	(3,937)	(1,911)

Net cash provided by financing activities	600,982	906,106

NET (DECREASE) INCREASE IN CASH	(62,206)	(19,718)
CASH, BEGINNING OF THE PERIOD	13,362	39,283

CASH, END OF THE PERIOD	$(48,844)	$19,565

SCHEDULE OF NONCASH TRANSACTIONS
Conversion of debt to preferred stock	$—	$3,349,924

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
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
June 30, 2005
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
NOTE C — DEBT CONVERSION TRANSACTION
In January 2004, Global Energy’s board of directors approved and the Company completed a financing transaction (as described in greater detail in Item 2 and in the Form 10-KSB for the year ending December 31, 2004, as amended). As a result of the transaction, $3,349,924 amount of notes payable (including accrued interest), and deferred salaries payable for two stockholders, were converted into 2,453,615 shares of Series A preferred stock and 896,309 shares of Series B preferred stock. The holders of the preferred stock have preference over the common stock and are entitled to receive a 6% cumulative cash dividend to be paid quarterly. In addition, there is a mandatory redemption, by the Company, on the anniversary date of each issuance. Therefore, the preferred shares are classified as liabilities rather than equity.
NOTE D — SHARES SUBJECT TO MANDATORY REDEMPTION
On January 30, 2004, as part of the Financing Transaction, the Company authorized 2,453,615 shares of 6% Redeemable Preferred Stock Series A, par value $0.001 of which all shares have been issued and 4,525,000 shares of 6% Redeemable Preferred Stock Series B, par value $0.001, of which 2,840,282 shares have been issued. Since the stock has a mandatory redemption clause, the shares are classified as “shares subject to mandatory redemption” in the liability section. To the extent permitted by Delaware law and to the extent the Company possess sufficient funds, the Company is required to redeem for cash, on each anniversary date, the number of shares of Series A and B Preferred Stock equal to one-third of the number of shares originally issued.
NOTE E — GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through June 30, 2005. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.
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
Recent Developments
2004 Financing Transaction. In January 2004, Global completed a financing transaction (the “Financing Transaction”), which is described in greater detail below in this Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended. Under the Financing Transaction, Global carried out the following actions:
•	The creation of two new series of preferred stock, $.001 par value per share, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of 2,500,000 shares of Series B Preferred Stock in exchange for $1.00 per share invested in the Company by Global Energy Acquisition Group, L.L.C. (“GEAG”) through March 31, 2005. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock, $.001 par value per share (the “Common Stock”) at a price of $0.10 per share.

•	The agreement to issue, for cash, up to 2.0 million shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also is entitled to receive warrants to purchase 10 shares of Common Stock at a price of $0.10 per share

•	The issuance, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in exchange for promissory notes issued for advances previously made by such creditors to the Company, as well as the cancellation of warrants for Common Stock held by those creditors. For each dollar of principal owed under such notes, such creditors also received warrants to purchase 10 shares of Common Stock at a price of $0.30 per share.

•	The entering into of a Turnaround Services Agreement with Turnaround Specialists, L.L.C., to establish and implement operational, financial, marketing and other policies and procedures. The Company was paying Turnaround Specialists $45,000 per month, plus issued a warrant to purchase up to 700,000 shares of Common Stock for $0.10 per share. Turnaround Specialists, L.L.C. is owned by Carlos J. Coe and John R. Bailey, both of whom served as directors and officers of the Company. On May 5, 2005 the Turnaround Services Agreement was terminated effective March 31, 2005 in return for the issuance of a warrant to purchase 1,000,000 shares of Common Stock of the Company for $0.08 per share (the then current market price) to Turnaround Specialists, L.L.C.
Acquisition of GEDG / Change in Control. On August 19, 2005, Global completed the acquisition of Global Energy Distribution Group, L.L.C. (“GEDG”), the Company’s exclusive master distributor, pursuant to the terms of Securities Purchase Agreement (the “Purchase Agreement”), effective as of July 1, 2005, with GEDG, CND, L.L.C. (“CND”), Recap Group, L.L.C. (“Recap”), Cazatur Group, L.L.C. (“Cazatur”), Allen Wheeler (“Wheeler”), Robert J. Smith (“Smith”), and Quest Capital Alliance, L.L.C. (“Quest”) (CND, Recap, Cazatur, Wheeler, Smith and Quest are the “GEDG Members”). As provided in the Purchase Agreement, the Company purchased from the GEDG Members all of the outstanding membership units in GEDG in exchange for 81,746,409 shares of the Company’s newly-issued common stock. The Purchase Agreement resulted in a change of control of the Company, with CND acquiring (a) 49,865,309 of the Company’s outstanding common stock, representing approximately 52% of the Company’s then outstanding common stock, and (b) the power to vote 5.3 million shares of the Company’s voting preferred stock as the successor trustee under the Voting Trust Agreement, dated January 30, 2004, covering the outstanding shares of the Company’s Series A Preferred Stock and a substantially similar Voting Trust Agreement, dated August 19, 2005, covering the outstanding shares of the Company’s Series A Preferred Stock. As a result, CND currently has the power to vote approximately 68% of the outstanding voting interests in the Company.
In addition, the Purchase Agreement resulted in the following: (a) approximately $380,000 in accrued and unpaid dividends on the Company’s Series A and B Preferred Stock being cancelled; (b) outstanding warrants to purchase up to approximately 52.9 million shares of the Company’s common stock being terminated; (c) the amendment of the terms of the Certificates of Designations of the Company’s Series A Preferred Stock and Series B Preferred Stock, providing for an annual mandatory redemption of 20% of each preferred stock over a five year period, beginning June 30, 2006; and (d) the GEDG Members receiving certain registration rights covering the 81,746,409 shares of common stock issued under the Purchase Agreement.
The Company will file its Form 8-K with respect to the closing of the Securities Purchase Agreement on or before August 25, 2005.
Results of Operations — Three months ended June 30, 2005 compared to Three months ended June 30, 2004
Revenues. Revenues increased by $110,000, or 129%, to $195,000 from $85,000. This increase was primarily due to increased sales of the company’s EER+ products during the three months ended June 30, 2005.
Cost of Goods Sold. Cost of Goods Sold increased by $166,000, or 291%, to $223,000 from $57,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit decreased by $55,000, or 204%, to $(28,000) from $27,000. This decrease in gross profit is due to the sale of approximately $93,000 of product with no profit margin to facilitate the move of inventory to a new contract manufacturer during the period.
Operating Expenses. Operating expenses decreased by $258,000, or 42%, to $353,000 from $611,000. The decrease is primarily attributable the decrease in general and administrative expenses due to the cancellation of the

Turnaround Services Agreement. The increase in legal and accounting was due to the Company’s negotiations with the Cherokee Nation regarding an equity investment in the Company (see Part II — Item 6). These increases were partially offset by decreased spending on salaries and benefits and research and development. All of the decreases were attributed to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year combined with a decrease in head-count.
Operating Loss. The operating loss decreased by $203,000, or 35%, to a loss of $381,000 from a loss of $584,000.
Other Income (Expense). Other income (expense) increased $134,000, or 235%, to $77,000 from an expense of $57,000. The increase was due primarily to other income (forgiveness of debt) of $188,000 in 2005.
Results of Operations — Six months ended June 30, 2005 compared to Six months ended June 30, 2003
Revenues. Revenues decreased by $74,000, or 24%, to $239,000 from $313,000. This decrease was primarily due to decreased sales of the company’s EER+ products during the six months ended June 30, 2005 and the sale of approximately $93,000 of product at cost to facilitate the move of inventory to a new contract manufacturer during the period.
Cost of Goods Sold. Cost of Goods Sold increased by $77,000, or 44%, to $254,000 from $177,000. The decrease is primarily attributed to a corresponding decrease in revenues and the sale of inventory at cost as discussed above. Gross profit decreased by $152,000, or 112%, to $(16,000) from $135,000. This decrease in gross profit is due to the lower sales volume and the sale of inventory at cost and resulted in a decrease in the gross profit margin percentage to -7% in the six months ended June 30, 2005 compared to 43% for the six months ended June 30, 2004.
Operating Expenses. Operating expenses decreased by $487,000, or 42%, to $670,000 from $1,157,000. The decrease was driven mainly by decreased spending on general and administrative expenses due to the termination of the Turnaround Services Agreement effective on March 31, 2005 and a reduction in salaries and benefits. All of these decreases were attributed to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year combined with a decrease in head-count. These decreases were partially offset by an increase in spending on consulting expense. The increase in consulting fees is primarily attributable to an increase in the use of external accounting assistance.
Operating Loss. The operating loss decreased by $336,000, or 33%, to a loss of $685,000 from a loss of $1,021,000.
Other Income (Expense). Other income (expense) increased $153,000, or 101%, to $2,000 from an expense of $151,000. The increase was due in part to a decrease in amortization of the discounts on notes payable of $140,000, or 100%, to $0 from $140,000. Additionally, interest expense decreased by $12,000, or 86%, to $2,000 from $14,000. This decrease was due to the exchange of debt and the corresponding issuance of the Company’s preferred stock in the Financing Transaction completed in January 2004. Also as a result of the Financing Transaction, the Company incurred dividend expenses of $156,000 an increase of $64,000 or 70%, with respect to the Company’s preferred stock issued in the Financing Transaction. The Company recognized other income in the form of debt forgiveness of $188,000 during the six months ended June 30, 2005 compared to $95,000 for the same period in 2004. This debt forgiveness is attributed to the Company negotiating reduction in various current liabilities.
Commitments
In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at June 30, 2005 was $595,438, which consisted of the unpaid funded liability of $198,479 and related royalty expense of $396,959. The estimated future maturities of this payable are shown in the table below.
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

The Company has a current material commitment with its landlord. Global Energy leases a 3,000 square foot facility in an industrial park in Odessa, Florida. The lease is for a period of one year ending March 31, 2006. The current lease amount is $7.38 per square foot annually ($1,845 monthly, including rent, taxes and other pass through items). The company also has a small lease for computer equipment. These lease payment amounts are included in the table below, under the heading “Operating Leases.”
The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of June 30, 2005.

	Payments due by Period
		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years
Royalty payable to TRDA	$595,438	$15,000	$45,000	$65,000	$470,438
Minimum royalty payments under patent assignments	6,786,389	10,000	212,500	647,500	5,916,389
Preferred Stock	5,293,897	3,529,265	1,764,632	0	0
Operating leases	23,320	23,320	0	0	0

Total contractual cash obligations	$12,699,044	$3,577,585	$2,022,132	$712,500	$6,386,827

Liquidity And Capital Resources
Global historically has financed its operations primarily through the borrowings and the sale of equity securities. Since the closing of the Financing Transaction, the Company’s capital resources arose out of the obligation of GEAG to fund $2.5 million through the purchase of Series B Preferred Stock. GEAG fulfilled this obligation as of March 31, 2005. Therefore, GEAG has no further obligation to fund the Company. However, GEAG has provided to the Company additional funding for the Company’s operations through the purchase of additional shares of Series B Preferred Stock as provided in the Financing Transaction. GEAG receives a warrant to purchase 10 shares of Common Stock at a price of $0.10 for each dollar of cash invested in the Series B Preferred Stock. As of August 19, 2005, $2,840,282 of Series B Preferred Stock had been purchased by GEAG in aggregate.
On June 30, 2005, Global had cash and cash equivalents of $(48,844) and a working capital deficit of $4.1 million, as compared to cash and cash equivalents of $13,000 and working capital deficit of $2.1 million at December 31, 2004. In the six months ended June 30, 2005, net cash used in operating activities was $658,000, net cash used in investing activities was $5,000, and net cash provided by financing activities was $601,000. In the six months ended June 30, 2004, net cash used in operating activities was $883,000, net cash used in investing activities was $43,000, and net cash provided by financing activities was $906,000.
The liquidity needs of the Company in 2005 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development, for patents and for some additional lab equipment.
The actual amount of financing that will be needed for the remainder of 2005 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in the remainder of 2005 and that the acquisition of GEDG will result in additional cash flow to the Company, there can be no assurance that (a) the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and operating expenses will be within targeted levels or (b) that any additional cash flow resulting from the acquisition of GEDG will be sufficient to materially impact the Company’s ability to satisfy its liquidity requirements.
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
Item 3. Controls And Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officer is responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on his evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this Report, the Chief Executive and Chief Financial Officer believes that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.
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

Date	Number of Shares of Series B Preferred	Closing Stock Price
April 1, 2005	6,535	0.125
April 4, 2005	64,550	0.125
April 6, 2005	22,000	0.11
April 21, 2005	6,000	0.07
April 28, 2005	18,150	0.08
April 30, 2005	30,966	0.08
May 4, 2005	8,800	0.06
May 11, 2005	31,920	0.08
May 18, 2005	15,540	0.10
May 26, 2005	24,000	0.09
May 31, 2005	30,825	0.08
June 6, 2005	8,500	0.10
June 15, 2005	9,500	0.08
June 17, 2005	26,500	0.10
June 30, 2005	36,497	0.15
Item 3. Defaults Upon Senior Securities.
Although dividends on our Series A Preferred Stock and Series B Preferred Stock are payable if and when declared by the Board of Directors, the terms of the Series A Preferred Stock and Series B Preferred Stock provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series A Preferred Stock and Series B Preferred Stock since the issuance of the Series A Preferred Stock and Series B Preferred Stock. As of June 30, 2005, the amount of the total accrued unpaid dividends on the outstanding Series A Preferred Stock and Series B Preferred Stock is $215,918 and $164,205, respectively.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit No.		Description
Exhibit 10.1	—	Securities Purchase Agreement, dated effective July 1, 2005, between Global Energy Group, Inc., Global Energy Distribution Group, L.L.C., CND, L.L.C., Recap Group, L.L.C., Cazatur Group, L.L.C., Allen Wheeler, Robert J. Smith, and Quest Capital Alliance, L.L.C.

Exhibit 31.1	—	Certification of the Chief Executive Officer and Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	—	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K:

Date		Description
August 4, 2005	—	Global Energy filed a report on Form 8-K to report the execution of the Securities Purchase Agreement.

     SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.
By:	/s/ John R. Bailey
John R. Bailey
President, Chief Financial Officer and Chief Operating Officer

Date:August 22, 2005