Form 10QSB
period 2005-09-30
GLOBAL ENERGY GROUP INC
filed 2005-11-22
CIK 1099358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission File No. 000-31505
Global Energy Group, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware (State or jurisdiction of incorporation or organization)	23-3020677 (IRS Employer Identification No.)

5000 Legacy Drive, Suite 470 Plano, Texas (Address of Principal Executive Offices)	33556 (Zip Code)
(972) 943-6040
(Issuer’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of November 18, 2005, there were 95,832,117 shares of Common Stock, $.001 par value outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

Page
Part I. Financial Information
Item 1. Financial Statements	3
a) Consolidated balance sheets as of September 30, 2005 (unaudited) and December 31, 2004 (audited)	3
b) Consolidated (unaudited) statements of operations for the three months and nine months ended September 30, 2005 and September 30, 2004	5
c) Consolidated (unaudited) statements of cash flows for the nine months ended September 30, 2005 and September 30, 2004	6
d) Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Controls and Procedures	15
Part II. Other Information
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	17
Item 3. Defaults Upon Senior Securities	17
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	18
Certification of CEO Required by Section 302
Certification of CFO Required by Section 302
Certification of CEO and CFO Pursuant to Section 906
Certificate of Amendment of Certificate of Designation of Stock - Series A
Certificate of Amendment of Certificate of Designation of Stock - Series B
Certification of CEO Required by Section 302
Certification of CFO Reguired by Section 302
Certifications of CEO and CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited financial statements of Global Energy Group, Inc., a Delaware corporation (“Global Energy” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$(21,426)	$13,362
Accounts receivable, net of allowance for bad debt of $0 in 2005 and $3,594 in 2004	103,896	54,327
Inventory	7,960	130,764
Prepaid expenses	8,157	8,007
Total current assets	98,587	206,460

FURNITURE AND EQUIPMENT
Net of accumulated depreciation of $6,570 in 2005 and $60,765 in 2004	13,561	48,295

OTHER ASSETS
Deposits	3,989	7,205
Patents, net of accumulated amortization of $48,029 in 2005 and $36,638 in 2004	241,214	206,656
Due from affiliates	—	—
Goodwill	15,595,664	—
Total other assets	15,840,867	213,861

TOTAL ASSETS	$15,953,015	$468,616

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable and accrued expenses	$557,496	$505,471
Dividends payable	84,933	224,075
Royalty payable, current portion	15,000	15,000
Due to affiliates	357,114	—
Preferred shares subject to mandatory redemption — current portion	1,058,779	1,563,126
Total current liabilities	2,073,322	2,307,672

LONG TERM LIABILITIES
Royalty payable, net of current portion	183,479	187,416
Shares subject to mandatory redemption — net of current	4,235,118	3,126,252
Total long term liabilities	4,418,597	3,313,668

TOTAL LIABILITIES	6,491,919	5,621,340
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized, 2,453,615 of Series A and 1,826,614 of Series B issued as “shares subject to mandatory redemption” as of September 30, 2005; 2,235,763 shares issued and outstanding as of December 31, 2004 (see Note D)	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 95,832,117 shares issued and outstanding as of September 30, 2005; 13,870,708 shares issued and outstanding and as of December 31, 2004	95,832	13,871
Additional paid-in capital	20,992,541	5,509,035
Retained (deficit)	(11,627,276)	(10,675,630)

Total stockholders’ equity (deficit)	9,461,097	(5,152,724)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,953,015	$468,616

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
REVENUES	$143,043	$62,873	$381,621	$375,455
COST OF GOODS SOLD	108,352	49,510	362,542	226,398
GROSS PROFIT	34,691	13,363	19,079	149,057

OPERATING EXPENSES
Consulting	127,245	135,000	182,545	492,077
Salaries and benefits	84,459	120,904	287,725	367,625
Legal and accounting	170,070	44,187	291,897	202,212
Research and development	(2,542)	3,677	719	80,289
Sales and marketing	—	1,863	534	4,565
General and administrative	217,831	155,808	503,311	461,942
TOTAL OPERATING EXPENSES	597,063	461,439	1,266,731	1,608,710

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)	(562,372)	(448,076)	(1,247,652)	(1,459,653)
OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	—	—	(27,698)	(140,349)
Dividend expense	(84,933)	(61,234)	(240,982)	(153,086)
Interest income (expense)	(1,210)	(1,251)	(2,942)	(25,363)
Other income	380,124	—	567,622	95,121
Subsidiary income (loss)	—	—	—	—

TOTAL OTHER INCOME (EXPENSE)	293,981	(62,485)	296,000	(223,677)
INCOME (LOSS) BEFORE INCOME TAXES	(268,391)	(510,561)	(951,652)	(1,683,330)
INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$(268,391)	$(510,561)	$(951,652)	$(1,683,330)

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.00)	$(0.04)	$(0.02)	$(0.12)

Fully diluted	$(0.00)	$(0.04)	$(0.02)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	94,981,667	13,855,490	41,223,558	13,819,101

Fully diluted	94,981,667	13,855,490	41,223,558	13,819,101

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(951,652)	$(1,683,330)
Adjustments to reconcile net loss to cash (used) in operating activities:
Stock options issued to employees	—	—
Amortization of disc. on notes payable	—	140,349
Amortization	11,392	9,819
Bad debt expense	1,200	6,367
Depreciation	7,037	15,011
(Increase) decrease in assets:
Accounts receivable	(50,769)	(54,801)
Inventory	122,804	25,392
Prepaid expenses and other assets	3,066	12,324
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	270,002	359,654
Total adjustments	364,732	514,115

Net cash provided (used) in operating activities	(586,921)	(1,169,215)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(45,950)	(31,674)
Loss on disposal of assets	27,698	—
Goodwill	(15,595,664)	—
Acquisition of furniture and equipment	—	(20,131)

Net cash provided (used) in investing activities	(15,613,916)	(51,805)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	604,519	930,305
Proceeds from promissory notes	—	253,773
Proceeds from stock issuance	15,565,467	700
Repayment of royalty payable	(3,937)	(1,912)

Net cash provided (used) by financing activities	16,166,049	1,182,866
NET INCREASE (DECREASE) IN CASH	(34,788)	(38,154)
CASH, BEGINNING OF THE PERIOD	13,362	39,283
CASH, END OF THE PERIOD	$(21,426)	$1,129

SCHEDULE OF NONCASH TRANSACTIONS
Conversion of debt to preferred stock	$—	$3,349,924

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
Principles of Consolidation
The consolidated financial statements include the accounts of Global Energy Group, Inc. (the “Company” or “Global”), and its wholly owned subsidiary Global Energy Distribution Group, LLC. All significant inter-company accounts and transactions have been eliminated.
Basis of Accounting
The Company maintains its financial records and financial statements on the accrual basis of accounting. The accrual basis of accounting provides for matching of revenues and expenses.
Revenue and Cost Recognition
The Company recognizes revenue principally from sales of equipment as follows:
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
Accounts Receivable
The Company’s trade accounts receivable result from the sale of its products and services with its projects, and consist primarily of amounts due from both private companies and governmental entities. Global uses the allowance method to account for uncollectible accounts receivable.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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
Financial Instruments
The Company estimates that the fair value of all financial instruments at September 30, 2005 and December 31, 2004 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.
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
Patents
The costs associated with the internal development of Global’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 20 year period, consistent with current patent lives. Amortization expense for the quarters ended September 30, 2005 and 2004 was $3,906 and $3,261, respectively; and for the years ended September 30, 2005 and 2004 was $11,392 and $9,819, respectively.
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
Research and Development
The Company has expended significant amounts of funds in the development of its products and technology. In accordance with accounting principles generally accepted in the United States of America, these amounts are shown as current period expenses in the accompanying financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
Income Taxes
The Company records its federal and state income tax liability in accordance with Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes”. Deferred taxes payable are provided for differences between the basis of assets and liabilities for financial statements and income tax purposes, using current tax rates. Deferred tax asset is the expected benefit of a net operating loss carryover and general business credits that are available to offset future income taxes.
Loss Per Share
The Company records basic and fully diluted loss per share in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings per Share”. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares outstanding for the period.
Dividend Policy
The Company has not yet adopted a policy regarding payment of dividends on its common stock. Dividends on Global’s Series A and B Preferred Stock accrue at 6% per annum and can only be paid out of funds legally available for payment.
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
NOTE B — LOSS PER SHARE
The Company has reported basic loss per share based on the weighted average number of shares outstanding for the period. The Company cannot report fully diluted loss per share including shares reserved for the options and warrants, even though they are common stock equivalents, as the effect of this would be anti-dilutive. The Company will include the effect of this dilution in the calculation of fully diluted earnings per share only upon actual conversion, or to the extent they are not anti-dilutive.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
NOTE C — DEBT CONVERSION TRANSACTION
In January, 2004, Global’s board of directors approved and the Company completed a financing transaction (as described in Item 2 of this Report), which is described in greater detail in Form 10-KSB for year ending December 31, 2004, as amended. As a result of the transaction, $3,349,924 amount of notes payable (including accrued interest), accrued amounts owing, and deferred salaries payable for two stockholders, were converted into 2,453,615 shares of Series A preferred stock and 896,309 shares of Series B preferred stock. The holders of the preferred stock have preference over the common stock and are entitled to receive a 6% cumulative cash dividend to be paid quarterly. In addition, there is a mandatory redemption, by the Company, on the anniversary date of each issuance. Therefore, the preferred shares are classified as liabilities rather than equity.
NOTE D — SHARES SUBJECT TO MANDATORY REDEMPTION
On January 30, 2004, as part of the Financing Transaction, the Company authorized 2,453,615 shares of 6% Redeemable Preferred Stock Series A, par value $0.001 of which all shares have been issued and 4,525,000 shares of 6% Redeemable Preferred Stock Series B, par value $0.001, of which 2,840,232 shares have been issued. Since the stock has a mandatory redemption clause, the shares are classified as “Preferred shares subject to mandatory redemption” in the liability section.
On August 22, 2005, Global’s board of directors amended the prior Financing Transaction to the extent permitted by Delaware law and to the extent the Company possesses sufficient funds, the Company is required to redeem for cash, on each anniversary date, the number of shares of Series A and B Preferred Stock equal to one-fifth of the number of shares originally issued. Pursuant to terms of the Purchase Agreement, (a) approximately $380,000 in accrued and unpaid dividends on the Company’s 6% Redeemable Preferred Stock, Series A and the 6% Redeemable Preferred Stock, Series B, as of June 30, 2005, were cancelled; (b) outstanding warrants owned by the holders of the Series A and Series B Preferred for the purchase up to approximately 52.9 million shares of the Company’s common stock were terminated. As a condition of the Purchase Agreement, the holders of Series A and Series B Preferred resolved to amend the terms of the Series A and Series B Preferred to provide for an annual mandatory redemption of 20% of the outstanding preferred stock over a five year period, beginning June 30, 2006. Also, the GEDG Members received certain registration rights covering the 81,746,409 shares of common stock issued under the Purchase Agreement. The Company is currently in default on dividend payments in the following amounts:

	Principal	Dividends
Series A Preferred Stock	$—	$39,933
Series B Preferred Stock	—	45,000

Total	$—	$84,933
The Company must utilize any and all funds legally available to eliminate such default immediately upon such funds becoming available.
NOTE E — GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through September 30, 2005. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.
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
The majority of our expenses are contributed to Global’s fixed operating costs, which includes salaries, consulting, legal, and insurance. Global believes that significantly higher sales levels are needed before it may be able to generate profits.
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
In addition, the Purchase Agreement resulted in the following: (a) approximately $380,000 in accrued and unpaid dividends on the Company’s Series A and B Preferred Stock being cancelled; (b) outstanding warrants to purchase up to approximately 52.9 million shares of the Company’s common stock being terminated; (c) the amendment of the terms of the Certificates of Designations of the Company’s Series A Preferred Stock and Series B Preferred Stock, providing for an annual mandatory redemption of 20% of each preferred stock over a five year period, beginning June 30, 2006; and (d) the GEDG Members receiving certain registration rights covering the 81,746,409 shares of common stock issued under the Purchase Agreement
Of these the 81,746,409 shares issued, in addition to the 49,865,309 shares issued to CND, 12,114,817 shares were issued to Wheeler, 8,608,305 shares were issued to Recap, 8,608,305 shares were issued to Cazatur, 1,147,310 shares were issued to Quest, and 1,402,359 shares were issued to Smith. In connection with the Purchase Agreement, 100,000 shares were also issued to Joseph Richardson and 75,000 shares were also issued to Peter Toomey. Each of the foregoing investors of the common stock represented to the Company that each investor is “accredited.” These securities were issued by the Company in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and/or pursuant to Rule 506 of Regulation D promulgated thereunder.
Mr. James Majewski, the manager of CND, is a director of the Company. Mr. Henry Burkhalter, a director of the Company, is the manager of Cazatur, the owner of approximately 10.5% of GEDG prior to the transaction. David Webb, the Chairman of the Board of Directors of the Company, is the manager of Recap, the owner of approximately 10.5% of GEDG prior to the transaction. Steven Fox, a director of the Company is the manager of Quest, the owner of approximately 1.4% of GEDG prior to the transaction. Prior to the closing of the Purchase Agreement, CND acquired an approximately 61% of GEDG from the GEDG Members (other than CND) for $2.5 million. CND funded $2.0 million of such purchase price through a financing from International Bankshares Corporation.
The consideration paid for the acquisition of all of the membership units in GEDG was based on the Board’s consideration of the assets, prospects, and financial condition of the Company and the Company’s arm’s length negotiations with CND. The Board also received the opinion of evaluation and financial advisors that the transactions contemplated by the Purchase Agreement were fair to the stockholders of the Company on a financial basis.
2004 Financing Transaction. In January 2004, Global completed a financing transaction (the “Financing Transaction”), which is described in greater detail below in this Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended. Under the Financing Transaction, Global carried out the following actions:
•	The creation of two new series of preferred stock, $.001 par value per share, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of 2,500,000 shares of Series B Preferred Stock in exchange for $1.00 per share invested in the Company by Global Energy Acquisition Group, L.L.C. (“GEAG”) through March 31, 2005. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock, $.001 par value per share (the “Common Stock”) at a price of $0.10 per share.

•	The agreement to issue, for cash, up to 2.0 million shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also is entitled to receive warrants to purchase 10 shares of Common Stock at a price of $0.10 per share. Issuance of 340,282 shares occurred through June 30, 2005, and there have been no further issuances.

•	The issuance, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in exchange for promissory notes issued for advances previously made by such creditors to the Company, as well as the cancellation of warrants for Common Stock held by those creditors. For each dollar of principal owed under such notes, such creditors also received warrants to purchase 10 shares of Common Stock at a price of $0.30 per share.

•	The entering into of a Turnaround Services Agreement with Turnaround Specialists, L.L.C., to establish and implement operational, financial, marketing and other policies and procedures. The Company was paying Turnaround Specialists $45,000 per month, plus issued a warrant to purchase up to 700,000 shares of Common Stock for $0.10 per share. Turnaround Specialists, L.L.C. is owned by Carlos J. Coe and John R. Bailey, both of whom served as directors and officers of the Company. On May 5, 2005 the Turnaround Services Agreement was terminated effective March 31, 2005 in return for the issuance of a warrant to purchase 1,000,000 shares of Common Stock of the Company for $0.08 per share (the then current market price) to Turnaround Specialists, L.L.C.

Results of Operations – Three months ended September 30, 2005 compared to Three months ended September 30, 2004
Revenues. Revenues increased by $80,000, or 128%, to $143,000 from $63,000. This increase was primarily due to increased sales of the company’s EER+ products during the three months ended September 30, 2005.
Cost of Goods Sold. Cost of Goods Sold increased by $59,000, or 119%, to $108,000 from $50,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit increased by $21,000, or 160%, to $35,000 from $13,000.
Operating Expenses. Operating expenses increased by $136,000, or 29%, to $597,000 from $461,000. The increase is primarily attributable an increase in legal and accounting expenses related to the purchase of Global Energy Distribution Group, LLC. These increases were partially offset by decreased spending on salaries and benefits and research and development. All of the decreases were attributed to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year combined with a decrease in head-count.
Operating Loss. The operating loss increased by $114,000, or 26%, to a loss of $562,000 from a loss of $448,000.
Other Income (Expense). Other income (expense) increased $356,000, or 570%, to $294,000 from an expense of $62,000. The increase was due primarily to other income (forgiveness of dividends) of $380,000 in 2005.
Results of Operations — Nine months ended September 30, 2005 compared to Nine months ended September 30, 2004
Revenues. Revenues increased by $6,000, or 2%, to $382,000 from $375,000. This increase was primarily due to increased sales of the company’s EER+ products during the nine months ended September 30, 2005 and the sale of approximately $93,000 of product at cost to facilitate the move of inventory to a new contract manufacturer during the period.
Cost of Goods Sold. Cost of Goods Sold increased by $136,000, or 60%, to $363,000 from $226,000. The increase is primarily attributed to a corresponding increase in revenues and the sale of inventory at cost as discussed above. Gross profit decreased by $130,000, or 87%, to $19,000 from $149,000. This decrease in gross profit is due to the sale of inventory at cost and resulted in a decrease in the gross profit margin percentage to 5% in the nine months ended September 30, 2005 compared to 40% for the nine months ended September 30, 2004.
Operating Expenses. Operating expenses decreased by $342,000, or 21%, to $1,267,000 from $1,609,000. The decrease was driven mainly by decreased spending on consulting expenses and a reduction in salaries and benefits. All of these decreases were attributed to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year combined with a decrease in head-count. These decreases were partially offset by an increase in spending on general and administrative expenses.
Operating Loss. The operating loss decreased by $212,000, or 15%, to a loss of $1,248,000 from a loss of $1,460,000.
Other Income (Expense). Other income (expense) increased $520,000, or 232%, to $296,000 from an expense of $224,000. The increase was due in part to a decrease in amortization of the discounts on notes payable of $112,000, or 80%, to $28,000 from $140,000. Additionally, interest expense decreased by $22,000, or 88%, to $3,000 from $25,000. This decrease was due to the exchange of debt and the corresponding issuance of the Company’s preferred stock in the Financing Transaction completed in January 2004. Also as a result of the Financing Transaction, the Company incurred dividend expenses of $240,000 an increase of $88,000 or 57%, with respect to the Company’s preferred stock issued in the

Financing Transaction. The Company recognized other income in the form of debt forgiveness of $188,000 during the nine months ended September 30, 2005 compared to $95,000 for the same period in 2004. This debt forgiveness is attributed to the Company negotiating reduction in various current liabilities. Also, the Company recognized $380,000 in forgiveness of dividend expense as part of its acquisition of Global Energy Distribution Group, LLC.
Commitments
In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at September 30, 2005 was $595,438, which consisted of the unpaid funded liability of $198,479 and related royalty expense of $396,959. The estimated future maturities of this payable are shown in the table below.
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
The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of September 30, 2005.

		Payments due by Period
		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years
Royalty payable to TRDA	$595,438	$15,000	$45,000	$65,000	$470,438
Minimum royalty payments under patent assignments	6,786,389	15,000	258,750	708,750	5,803,889
Preferred Stock	5,293,897	1,058,779	2,117,559	1,058,779	1,058,779
Operating leases	11,543	11,543	0	0	0

Total contractual cash obligations	$12,687,267	$1,100,322	$2,421,309	$1,832,529	$7,333,106

Liquidity And Capital Resources
Global historically has financed its operations primarily through the borrowings and the sale of equity securities. Since the closing of the Financing Transaction, the Company’s capital resources arose out of the obligation of GEAG to fund $2.5 million through the purchase of Series B Preferred Stock. GEAG fulfilled this obligation as of March 31, 2005. Therefore, GEAG has no further obligation to fund the Company. However, GEAG has provided to the Company additional funding for the Company’s operations through the purchase of additional shares of Series B Preferred Stock as provided in the Financing Transaction. As of November 21, 2005, $2,840,282 of Series B Preferred Stock had been purchased by GEAG in aggregate.
On September 30, 2005, Global had cash and cash equivalents of $(21,426) and a working capital deficit of $1.9 million, as compared to cash and cash equivalents of $13,000 and working capital deficit of $2.1 million at December 31, 2004. In the nine months ended September 30, 2005, net cash used in operating activities was $587,000, net cash used in investing activities was $15,614,000, and net cash provided by financing activities was $16,166,000. In the nine months ended September 30, 2004, net cash used in operating activities was $1,169,000, net cash used in investing activities was $52,000, and net cash provided by financing activities was $1,183,000.
The liquidity needs of the Company in 2005 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development, for patents and for some additional lab equipment.
The actual amount of financing that will be needed for the remainder of 2005 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in the remainder of 2005 and 2006 and that the acquisition of GEDG will result in additional cash flow to the Company, there can be no assurance that (a) the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and operating expenses will be within targeted levels or (b) that any additional cash flow resulting from the acquisition of GEDG will be sufficient to materially impact the Company’s ability to satisfy its liquidity requirements.
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
Item 3. Controls And Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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
Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
On August 19, 2005, the Company completed the acquisition of Global Energy Distribution Group, L.L.C. (“GEDG”), the Company’s exclusive master distributor, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”), effective as of July 1, 2005, with GEDG, CND, L.L.C. (“CND”), Recap Group, L.L.C. (“Recap”), Cazatur Group, L.L.C. (“Cazatur”), Allen Wheeler (“Wheeler”), Robert J. Smith (“Smith”), and Quest Capital Alliance, L.L.C. (“Quest”) (CND, Recap, Cazatur, Wheeler, Smith and Quest are the “GEDG Members”). Pursuant to the terms of the Purchase Agreement, the Company purchased from the GEDG Members all of the outstanding membership units in GEDG in exchange for 81,746,409 shares of the Company’s newly-issued common stock.
The Purchase Agreement resulted in a change of control of the Company, with CND acquiring (a) 49,865,309 of the Company’s outstanding common stock, representing approximately 52% of the Company’s then outstanding common stock, and (b) the power to vote an additional approximately 5.3 million shares of the Company’s voting preferred stock as the successor trustee under the Voting Trust Agreement, dated January 30, 2004 (the “Series A Voting Trust”), covering all of the outstanding shares of the Company’s Series A Preferred Stock and as trustee under a substantially similar Voting Trust Agreement, dated August 19, 2005 (the “Series B Voting Trust”), covering all of the outstanding shares of the Company’s Series B Preferred Stock (together, the “Voting Trusts”). Holders of the Company’s preferred stock are entitled 10 votes per share of preferred stock, voting together as a class with the common stock. As a result, CND currently possesses through its ownership of common stock and as trustee of the Voting Trusts, approximately 68% of the total outstanding voting power in the Company.
Pursuant to terms of the Purchase Agreement, (a) approximately $380,000 in accrued and unpaid dividends on the Company’s 6% Redeemable Preferred Stock, Series A and the 6% Redeemable Preferred Stock, Series B, as of June 30, 2005, were cancelled; (b) outstanding warrants owned by the holders of the Series A and Series B Preferred for the purchase up to approximately 52.9 million shares of the Company’s common stock were terminated. As a condition of the Purchase Agreement, the holders of Series A and Series B Preferred resolved to amend the terms of the Series A and Series B Preferred to provide for an annual mandatory redemption of 20% of the outstanding preferred stock over a five year period, beginning June 30, 2006. Also, the GEDG Members received certain registration rights covering the 81,746,409 shares of common stock issued under the Purchase Agreement.
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
Item 3. Defaults Upon Senior Securities.
Although dividends on our Series A Preferred Stock and Series B Preferred Stock are payable if and when declared by the Board of Directors, the terms of the Series A Preferred Stock and Series B Preferred Stock provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series A Preferred Stock and Series B Preferred Stock since the issuance of the Series A Preferred Stock and Series B Preferred Stock. As of September 30, 2005, the amount of the total accrued unpaid dividends on the outstanding Series A Preferred Stock and Series B Preferred Stock is $39,933 and $45,000, respectively.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit No.		Description

Exhibit (3)(1).1	–	Certificate of Amendment of Certificate of Designation of the 6% Redeemable Preferred Stock, Series A

Exhibit (3)(1).2	–	Certificate of Amendment of Certificate of Designation of the 6% Redeemable Preferred Stock, Series B

Exhibit 31.1	–	Certification of the Chief Executive Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	–	Certification of the Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	–	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K:

Date	Description
August 25, 2005	Global Energy filed a report on Form 8-K to report the acquisition of assets, sale of securities, and modification to rights of security holders

November 4, 2005	Global Energy filed a report on Form 8-KA to report a material agreement and financial statement exhibits.

November 11, 2005	Global Energy filed a report on Form 8-K to report a change in principal officers.

November 16, 2005	Global Energy filed a report on Form 8-K to report a material definitive agreement.
     SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By:	/s/ Craig N. Kitchen	By:	/s/ John R. Bailey

	Craig N. Kitchen		John R. Bailey
	President and Chief Executive Officer		Chief Financial Officer, Treasurer,
and Secretary

	Date: November 21, 2005		Date: November 21, 2005