Form 10KSB
period 2005-12-31
GLOBAL ENERGY GROUP INC
filed 2006-04-17
CIK 1099358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Common Stock, $.001 par value per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $406,309
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
As of March 30, 2006, the aggregate market value (based on the last sale price on such date) of Common Stock held by non-affiliates of the registrant was approximately $3,845,329. For purposes of this disclosure, we have considered each officer and director, and each person known to us (by means of filings with the SEC or through our stock transfer records) to own 10% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.
State the number of shares outstanding of the issuer’s common equity, as of the latest practicable date: 100,000,000 shares of Common Stock, par value $.001 per share, as of March 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE:
NONE
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

GLOBAL ENERGY GROUP, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended
December 31, 2005

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
Item 1. Description of Business.
Overview
     Global Energy Group, Inc. invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. The Company is a Delaware corporation originally formed in October 1999. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration (“HVACR”) industries. We currently hold the rights to nine U.S. patents and five U.S. patent-pending applications. Using these patents we have been able to develop products that we believe are significantly more energy efficient than those typically available. Our product strategy is to market a line of retrofit and new equipment products to the commercial rooftop air conditioning market in the U.S. Over the past several years we have sold our equipment for installation in a number of locations including Georgia, Florida, Arizona, Texas and California. Some of these installations were retrofits to existing air conditioning equipment, while others were entirely new air conditioning systems. These installations have allowed us to refine our equipment design and have provided field verification that our technologies will effectively increase capacity while reducing energy consumption. Each of these initial installations resulted in energy efficiency improvements of 35% or greater (meaning that the installation of our equipment increased the cooling level achieved by at least 35% without increasing energy consumption).
Technology
     Global currently holds the exclusive rights to nine U.S. patents and five patent-pending applications pursuant to a series of agreements with the inventor of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. These agreements are with Mr. Thomas Hebert, an officer and a shareholder of the Company. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments began in 2004 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. Minimum royalties under the Company’s patent agreements as in effect on the date of this Report begin in 2006 and are eliminated if the Company manufactures and sells the required number of products each year. Total minimum royalties of approximately $20,000 will be due in 2006, if such required sales are not met. These minimum royalties increase each year thereafter until reaching a maximum of $700,000 in the years 2012 through 2017. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. If the Company fails to comply with a patent assignment or license agreement, including failing to pay the minimum royalties due each year, the Company will lose its exclusive rights to manufacture and sell products incorporating the patented technology, but will continue to be entitled to utilize the patented technology on a nonexclusive basis. Many of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence. Each of the patents expires at various times in 2018 through 2024. A brief summary of each patent follows:

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
Products
     Currently, our principal products are our EER+ and Inventor Series 1400 units, which we expect to be the primary sources of our sales revenues during 2006. The EER+ is a retrofit unit, designed to be added to existing air conditioning units to boost their performance very cost effectively. The Inventor Series 1400 is a complete unitary packaged air conditioning unit, with our patented technologies incorporated into it. Both of these products utilize generally wasted condensate water and exhaust air produced by all standard air conditioning systems to provide increased capacity and to reduce power consumption. Current plans call for the Company to offer both the EER+ product and the Inventor Series 1400 units in several cooling sizes ranging from 6 to 100 tons. Typically, a commercial building installation requires a ton of air conditioning for every 300-400 square feet. Large buildings would utilize multiple units.
     Our testing of these products has consistently produced improvements in energy efficiency of at least 35% compared to typical other new equipment. If our products replace a customer’s older, worn equipment, we believe the efficiency gains would likely be much higher than 35%. This efficiency improvement reduces energy consumption for air conditioning while maintaining the same cooling level. A sample Inventor Series 1400 unit was certified in May 2002 by the Air Conditioning and Refrigeration Institute (“ARI”), the independent industry group which certifies the energy efficiency ratings of air conditioning units. The Company’s 7.5-ton unit was rated 13.5 EER. Energy Efficiency Ratio, or EER, is a term generally used to define the cooling efficiency of unitary air-conditioning and heat pump systems. EER is defined as the ratio of net cooling capacity (measured by the amount of heat removed in Btu/h) to the total input rate of electric energy applied (measured in watt hours). This efficiency term typically includes the energy requirement of auxiliary systems, such as the indoor and outdoor fans. The higher the EER the more efficient is the system. For products currently marketed in the commercial market, EER currently ranges generally from 9 to 11.5 according to information obtained from ARI.
     We are currently developing additional products that target the residential and commercial markets, and in the future we plan to expand our product line to include more energy-efficient HVACR equipment. However, there is no assurance that we will complete the development or introduction of any new products, and the timing of the introduction of any additional products is not certain.
Research and Development
     The Company spent $141,729 on research and development in 2005, as compared to $93,000 in 2004. These expenses were undertaken to improve existing products as well as to introduce new products and technologies.
Competition and Markets
     The Company competes in sale of unitary air conditioning and heat pump equipment in the new construction and replacement markets. While Global’s products will work in many countries around the world, the United States market is currently the Company’s primary focus. According to ARI, approximately 8.6 million and 7.4 million unitary air conditioning units and air-cooled heat pumps were sold in the United States in 2005 and 2004 respectively. Additionally, between 60 million and 70 million air conditioning units and heat pumps were in service in the United States in 2003 according to ARI. There are numerous manufacturers of such equipment, and the Company competes with all other manufacturers of HVACR equipment. Almost all of these companies are more established and many are substantially larger than Global and have greater resources. Economies of scale are important in reducing unit production costs, and we are currently at a disadvantage in this area due to our lack of sales volume.
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
Production
     Prior to 2005, Global produced all EER+ units at their facility in Odessa, Florida or pursuant to an agreement with Matthews Industries, Inc. In October 2004, the Company executed a Contract Manufacturing Agreement with Cherokee Nation Industries, Inc. (“CNI”), a tribal owned Oklahoma corporation located in Stilwell, Oklahoma. CNI is responsible for all purchasing, manufacturing, assembly, packaging, warehousing and shipping. Global believes that CNI has the production capacity and ability available to meet the planned needs of the Company for the foreseeable future.

     The Inventor Series 1400 units are considerably more complex and more expensive to build than the EER+ units. Global has arranged to have CNI manufacture and assemble these units. Global believes that CNI has the production capacity and the ability available to meet the planned needs of the Company for the foreseeable future.
     In the future, the Company expects to continue to produce its products under its agreement with CNI. The Company may seek additional arrangements with other contract manufacturers, which Global believes to be readily available. Global believes that all materials and components for the Company’s products are readily available from vendors who sell to the HVACR industry generally.
Distribution and Customers
     Over the last several years, our major customers have been energy service companies (“ESCO’s”), large direct customers and independent sales representatives. Currently, all sales efforts are through independent distributors, including our subsidiary, GEDG, and Global Energy Distribution and Lighting, LLC (“GED&L”), an unrelated entity located in Tulsa, Oklahoma, that sells and services our commercial HVACR products. The products that have been sold and installed over the past few years have primarily been sold to customers seeking to reduce their overall energy consumption. To combat our lack of resources and brand identity, our marketing and sales strategy focuses on utilizing direct customer and independent sales representatives to establish a customer base.
     In March 2006, the Company received several orders including a stocking order of approximately $275,000 from its distributor CND, LLC (“CNI”), which is an affiliate of the Company and a stocking order for approximately $1.1 million from its commercial distributor GED&L, which calls for $350,000 of product to be delivered in March. To facilitate the demand represented by these orders and additional potential customers and distributors, the Company has requested CNI to build 1,000 units over the first half of 2006.
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
Employees
     The Company as of December 31, 2005, employed seven full-time and one part-time employee. It is anticipated that additional personnel will be required if the Company expands its operations.

Corporate Information
     The Company’s principle corporate office is at 5000 Legacy Drive, Suite 470, Plano, Texas, and the Company’s telephone number at that office is (972) 943-6000.
Recent Developments
Sale of Common Stock in 2006
     On March 21, 2006, the Company entered into a Purchase Agreement with Harold Cole, a distributor of the Company’s products, and his affiliates pursuant to which the Company sold an aggregate 4,167,883 shares of its common stock (2,357,143 to Harold Cole, 1,000,000 shares to the Cole Consulting Pension Plan, and 810,740 shares to Cole Partners, L.L.C.) in a private placement pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Section 4(2) of the Act and Rule 506 promulgated under the Act. The sale price of the common stock was $.07 per share, for an aggregate sale price of $291,751.81. Immediately following the transaction, Mr. Cole and his affiliates beneficially own approximately 4.2% of the Company’s outstanding common stock. The Board of Directors determined that the sale price of the common stock represented fair value to the Company because (a) the common stock sold will be restricted and represents a block that is not subject to registration rights, (b) the Company had exhausted other potential funding sources without locating an alternative to the Purchase Agreement that would be more favorable to the Company, and (c) the Company has a current need for additional working capital that could not be funded through the Company’s cash flow or reasonably satisfactory borrowing opportunities. The Company expects to use the proceeds of the Purchase Agreement to pay trade payables and certain expenses of its recent efforts to accelerate the Company’s growth, with any remainder for general working capital purposes.
Inquiry
     In February 2006, the Securities and Exchange Commission requested that the Company provide documentation to explain the Company’s accounting for goodwill in connection with the GEDG Acquisition. To account for the GEDG Acquisition, the Company included in its financial statements for the quarter ended September 30, 2005, a goodwill entry of $15,427,845, which represents the difference between the par value our common stock and additional paid in capital, and the book equity of GEDG at June 30, 2005. The Company has made an initial response to the Commission’s request and intends to provide any additional information requested with respect to this matter.
     The Commission has informed the Company that the Commission’s request for information “should not be construed as an indication by the Commission or by its staff that a violation of the federal securities laws has occurred . . . or to reflect unfavorably upon any security, person or entity.” Although the Company and its auditors believes that the Company’s treatment of goodwill in connection with the GEDG Acquisition is correct, there are no assurances that the Commission will not continue its inquiry or refer this matter to others within the Commission.
Item 2. Description of Property.
     The Company occupies and leases approximately 3,000 square feet of office/manufacturing space in Odessa, Florida, which is in good condition and is adequate for the Company’s needs at this time. The annual lease rate for our Odessa facility is approximately $22,000. The lease expires April 30, 2007. The Company leases and will occupy approximately 3,751 square feet of office space in Scottsdale, Arizona, at an annual lease rate of approximately $99,000. The lease commences March 1, 2006, and expires February 28, 2009. The Company also leases approximately 1,472 square feet of office space in Plano, Texas, at an annual lease rate of approximately $60,000. The lease commenced on October 1, 2005 and expires July 31, 2009, and includes the use of all office equipment and furnishings.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     The 2005 Annual Meeting of Stockholders was held on December 30, 2005, then adjourned until January 16, 2006, for the purpose of electing directors and confirming the appointment of Baumann, Raymondo & Company, P.A. as the Company’s independent auditor for the fiscal year ending December 31, 2005. At the meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Exchange Act”), there was no solicitation in opposition to any of the nominees and each of Craig N. Kitchen, Henry M. Burkhalter, Steven W. Fox, David E. Webb, and Jim Majewski receiving 135,008,992 votes “for” appointment, with 8,571 “abtain” votes. The stockholders also approved the appointment of Baumann, Raymondo & Company, P.A. as our independent auditor for the 2005 fiscal year. The appointment of Baumann, Raymondo & Company, P.A. was ratified with135,012,863 votes in favor, 3,500 votes against and 1,200 votes abstaining.
The Company anticipates holding its 2006 Annual Meeting of Stockholders on June 28, 2006, to vote on the following items: 1) a proposal to increase the number of directors from five to seven; 2) a proposal to increase the number of authorized common shares from 100,000,000 to 130,000,000; and 3) a proposal to authorize a new stock option plan. The record date for the 2006 annual meeting is May 15, 2006.
PART II.
Item 5. Market for Common Equity and Related Stockholder Matters.
Market for Common Equity.
     We are authorized to issue 100,000,000 shares of common stock, of which 100,000,000 shares were issued and outstanding as of March 31, 2006. Our common stock is traded on the over-the-counter bulletin board (OTCBB) under the symbol “GENG.” The shares historically have not been eligible for listing on any securities exchange or under the Nasdaq system.
     The following table sets forth the range of high and low bid information for the periods indicated:

Quarter Ended	High	Low
March 31, 2004	$0.36	$0.10
June 30, 2004	0.37	0.18
September 30, 2004	0.36	0.13
December 31, 2004	0.30	0.12
March 31, 2005	0.20	0.11
June 30, 2005	0.15	0.06
September 30, 2005	0.27	0.10
December 31, 2005	0.25	0.10

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 30, 2006, there were 68 holders of record of our common stock. Global believes that there are significantly more beneficial holders of our common stock. No dividends were paid on our common stock in 2004 or 2005, and we have not established a policy regarding the payment of dividends. However, the payment of future dividends, if any, will be at the discretion of our board of directors and will depend, among other things, upon future earnings, operations, capital requirements, restrictions in future financing agreements, our general financial condition and general business conditions.
Equity Compensation Plans
The Company as of December 31, 2005, had 1,840,000 shares available to be issued under the 2001 Stock Incentive Plan. On March 2, 2006, the Company granted additional stock options for the purchase of an additional 1,840,000 shares, and no shares are currently available for future grants.
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
Overview
     Global invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration industries. Global markets its products to federal, state and municipal governments as well as many private corporations. Global also intends to provide its products and services to the traditional residential and commercial heating, air conditioning, refrigeration and ice machine markets.
     The majority of our cost of sales is contributed to Global’s fixed operating costs, which includes salaries, and other overhead costs. Global believes that significantly higher sales levels are needed before it may be able to generate profits.
Results Of Operations — Year ended December 31, 2005 compared to year ended December 31, 2004
Revenues. Revenues decreased $15,000 or 4% to $406,000 from $421,000. The decrease is primarily due to the decrease in sales of the Company’s EER+ and Inventor Series products during 2005, from 129 units in 2004 to 77 units in 2005.
Cost of Goods Sold. Cost of Goods Sold increased $108,000 or 40% to $376,000 from $268,000. The increase is primarily attributed to selling our product at cost from our previous contract manufacturer to our new contract manufacturer. It is anticipated that margins will continue to improve in 2006 as economies of scale are achieved with higher production levels.
Consulting expenses. Consulting expenses increased $222,000 or 2,376% to $231,000 from $9,000. The increase is due to consulting services being primarily provided by an outside information technology firm, versus the Company hiring full time employees.
Salaries and benefits expenses. Salaries and benefit expenses decreased $128,000 or 30% to $300,000 from $428,000. The decrease was primarily due to the reduction in workforce during 2005, as the Company reduced its headcount. The Company anticipates salaries increasing as sales increase and the need for additional employees arise.
Legal and accounting expenses. Legal and accounting expenses increased $115,000 or 56% to $321,000 from $206,000. The increase in legal and accounting expenses was due to significant legal and accounting expenses associated with the Financing Transaction as well as the GEDG Acquisition.
Research and development expenses. Research and development expenses increased $55,000 or 63% to $142,000 from $87,000. The increase is primarily due to increased activity in the development of new products.
General and administrative expenses. General and administrative expenses decreased $560,000 or 49% to $583,000 from $1.14 million. The decrease is primarily attributed to decreased management fees, as well as depreciation, office supplies, rent, and travel, as the Company focuses on the reduction of costs.
Sales and marketing expenses. Sales and marketing expenses decreased $8,000 or 94% to $1,000 from $9,000. The decrease is primarily due the Company minimizing its cash spending on operating expenses.
Amortization of discount on notes payable. Amortization of discount on notes payable decreased $140,000 or 100% to $0 from $140,000. The decrease in amortization of discount on notes payable is due to the discounts on notes payable being completely written off due to the Financing Transaction.
Loss on disposal of asset. Loss on disposal of assets increased $28,000 or 100% to $28,000 from $0. The increase is primarily due to a write-off of certain inventory items due to obsolescence
Dividend expense. Dividend expense increased $103,000 or 46% to $327,000 from $224,000. The increase is primarily due to additional Preferred Series B shares issued during 2005.
Interest expense. Interest expense increased $2,000 or 14% to $16,000 from $14,000. The increase is due to the additional interest charged on the $1.0 million note the Company used to purchase license rights to sell lighting product exclusively with our HVACR product.
Other income. Other income increased $456,000 or 406% to $568,000 from $112,000. The increase is primarily due to $380,000 in dividend forgiveness as discussed in Item 12 (“Certain Relationships and Related Transactions”) as well as $188,000 in forgiveness of current liabilities.
Commitments
     In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at December 31, 2005, is $595,438, which consisted of the unpaid funded liability of $198,479 and related royalty expense of $369,959. The estimated future maturities of this payable are shown in the table below.
     In connection with the Company’s rights to use the patents as described in “Technology” above under Item 1 of this Report, there are associated minimum royalties due for each patent. If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent, but would be entitled to utilize the patented technology on a nonexclusive basis. The table below presents the minimum royalties due based on the patents the Company has the rights to pursue as of the end of 2006.
     The Company has a current material commitment with its landlords. Global leases a 3,000 square foot facility in an industrial park in Odessa, Florida. The lease is for a period of one year with 3 months remaining. The current lease amount is $7.38 per square foot annually ($1,845 monthly, including rent, insurance, taxes and other pass through items), increasing each year on the anniversary of the lease. The Company leases 3,751 square feet in Scottsdale, Arizona. The current lease amount is $26.50 per square foot annually ($8,238 monthly, including insurance, taxes, and other pass through items). The lease is for 36 months, commencing March 1, 2006. The Company leases 1,472 square feet in Plano, Texas.

The current lease amount is $40.76 per square foot annually ($5,000 monthly, including insurance, taxes, and other pass through items). The lease is for 46 months, commencing October 1, 2005.
The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of December 31, 2005:

Contractual obligations	Payments due by period (In thousands)
(in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Royalties payable to TRDA	595	15	45	65	470
Minimum royalties payable under patent assignments (1)	6,786	20	305	770	5,691
Preferred Stock	5,294	1,059	2,118	1,059	1,058
Operating leases	519	148	319	52	—

Total	13,194	1,242	2,786	1,945	7,221

(1)	If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent.
Liquidity and Capital Resources
     Global historically has financed its operations primarily through the borrowings and the sale of equity securities. The Company has no bank lines of credit.
     On December 31, 2005, Global had cash and cash equivalents of $4,000 and a working capital deficit of $2.4 million, as compared to cash and cash equivalents of $13,000 and working capital deficit of $2.1 million at December 31, 2004. Net cash used in operating activities in 2005 was $550,000. Also, in 2005 net cash used in investing activities was $16.6 million, and $17.2 million was provided by financing activities. Net cash used in operating activities in 2004 was $1.5 million. Also, in 2004 net cash used in investing activities was $69,000 and $1.6 million was provided by financing activities.
     During 2005, affiliates of Cazatur, L.L.C. and Recap Group, L.L.C., loaned Global a total of $747,300 on an unsecured basis, to fund the operations of the Company. The loans are reflected as a currently liability of the Company under “Due to Affiliate” our financial statements.
     The liquidity needs of the Company in 2006 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development and for patents.
     The actual amount of financing that will be needed for 2006 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in 2006, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and operating expenses will be within targeted levels.
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
     The accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results consist of the following:
•	Warranty Reserve

•	Allowance for Uncollectible Receivables

•	Accounting for acquisitions
Warranty reserve. A liability for the estimated cost of product warranty is established by a charge against operations at the time that products are sold. Management is recording a warranty reserve of 1% of sales. This estimate of loss requires judgments that are based on available information and experience, such as an analysis of the historical warranty cost experience of other HVACR manufacturers that use the same or similar components in their products and the limited experience of the Company to date. This estimate is significant because Global may incur additional expenses to satisfy warranty claims. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.
Allowance for Uncollectible Accounts Receivable. As of December 31, 2005, Global had accounts receivable as a result of its ongoing operations of approximately $64,000. Global’s receivables are monitored by management for collectibility. Global maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These estimates of losses require judgments that are based on available information and experience, such as an analysis of the age of our open accounts, our experience with the particular customer, our own historical experience with bad debts, as well as other information obtained from outside sources. These estimates are significant because Global may incur additional expense to increase its allowance for doubtful accounts and may receive less cash than expected if the financial condition of the parties was to deteriorate.
Accounting for Acquisitions. Global uses the equity method to account for it’s acquisition of GEDG. Because Global acquired 100% of GEDG. Global consolidates income and balance sheet accounts on its consolidated financial statements.

Item 7. Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Global Energy Group, Inc.
Plano, Texas
We have audited the consolidated balance sheets of Global Energy Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Global Energy Group, Inc. and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the Company will continue as going concern. As discussed in Note N to the financial statements, the Company has incurred losses from inception and does not have an established source of revenues sufficient to cover its operating costs. The Company has negative working capital and an accumulated deficit of $12,025,561. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Baumann, Raymondo & Company PA
BAUMANN, RAYMONDO & COMPANY PA
Tampa, Florida
April 14, 2006

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004
CURRENT ASSETS
Cash	$4,176	$13,362
Accounts receivable, net of allowance for bad debt of $0 in 2005 and $3,594 in 2004	64,114	54,327
Inventory	179,225	130,764
Prepaid expenses	—	8,007

Total current assets	247,515	206,460

FURNITURE AND EQUIPMENT
Net of accumulated depreciation of $7,686 in 2005 and $60,765 in 2004	14,650	48,295

OTHER ASSETS
Deposits	11,334	7,205
Patents, net of accumulated amortization of $51,981 in 2005 and $36,638 in 2004	246,591	206,656
License, net of accumulated amortization of $16,667 in 2005 and $0 in 2004	983,333	—
Goodwill	15,595,665	—

Total other assets	16,836,923	213,861

TOTAL ASSETS	$17,099,088	$468,616

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
AT DECEMBER 31, 2005 AND 2004

	2005	2004
CURRENT LIABILITIES
Accounts payable and accrued expenses	$625,544	$505,471
Dividends payable	171,056	224,075
Royalty payable — current portion	15,000	15,000
Due to affiliate	747,300	—
Preferred stock subject to mandatory redemption — current portion	1,058,779	1,563,126

Total current liabilities	2,617,679	2,307,672

LONG TERM LIABILITIES
Royalty payable, net of current portion	183,479	187,416
Note payable Affiliate	1,000,000	—
Preferred stock subject to mandatory redemption — net of current	4,235,118	3,126,252

Total long term liabilities	5,418,597	3,313,668

TOTAL LIABILITIES	8,036,276	5,621,340

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
2,453,615 of Series A and 2,840,282 of Series B issued as “Preferred stock subject to mandatory redemption” as of December 31, 2005 and 2,453,615 of Series A and 2,235,763 of Series B issued as “Preferred stock subject to mandatory redemption” as of December 31, 2004

Common stock, $0.001 par value, 100,000,000 shares authorized, 95,832,117 issued as of December 31,2005; and 100,000,000 shares authorized and 13,870,707 shares issued and outstanding as of December 31, 2004	95,832	13,871
Additional paid-in capital	20,992,541	5,509,035
Retained (deficit)	(12,025,561)	(10,675,630)

Total stockholders’ (deficit)	9,062,812	(5,152,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$17,099,088	$468,616

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES	$406,309	$420,946
COST OF GOODS SOLD	376,093	267,691

GROSS PROFIT	30,216	153,255

OPERATING EXPENSES
Consulting	231,003	9,331
Salaries and benefits	300,004	427,985
Legal and accounting	320,680	205,911
Research and development	141,729	86,950
Sales and marketing	534	8,966
General and administrative	583,394	1,138,224

TOTAL OPERATING EXPENSES	1,577,344	1,877,367

LOSS BEFORE OTHER INCOME (EXPENSES)	(1,547,128)	(1,724,112)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	—	(140,349)
Loss on disposal of assets	(27,698)	—
Dividend expense	(327,105)	(224,075)
Interest (expense)	(16,275)	(14,275)
Other income	568,275	112,271

TOTAL OTHER INCOME (EXPENSE)	197,197	(266,428)

LOSS BEFORE INCOME TAXES	(1,349,931)	(1,990,540)
INCOME TAXES	—	—

NET LOSS	$(1,349,931)	$(1,990,540)

LOSS PER COMMON SHARE
Basic	$(0.02)	$(0.15)

Fully diluted	$(0.02)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	54,970,812	13,832,073

Fully diluted	54,970,812	13,832,073

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,349,931)	$(1,990,540)
Adjustments to reconcile net loss to cash (used) in operating activities:
Stock options issued to employees	—	—
Amortization of discount on notes payable	—	140,349
Amortization	31,986	13,266
Bad debt expense	24,938	5,373
Depreciation	8,154	20,033
(Increase) decrease in assets:
Accounts receivable	(34,725)	(49,927)
Inventory	(48,461)	41,317
Prepaid expenses	3,878	22,155
Increase (decrease) in liabilities:
Accounts payable and other accrued expenses	814,354	249,378
Total adjustments	800,124	521,508

Net cash (used) in operating activities	(549,807)	(1,549,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(55,254)	(48,464)
Loss on disposal of assets	27,698	—
Acquisition of license	(1,000,000)	—
Acquisition of goodwill	(15,595,665)	—
Acquisition of furniture and equipment	(2,207)	(20,131)

Net cash (used) in investing activities	(16,625,428)	(68,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	604,519	1,339,454
Proceeds from issuance of common stock	15,565,467	—
Proceeds from stock option exercise	—	700
Proceeds from promissory notes	1,000,000	253,772
Repayment of royalty payable	(3,937)	(1,911)

Net cash provided by financing activities	17,166,049	1,592,015

NET (DECREASE) INCREASE IN CASH	(9,186)	(25,921)
CASH, BEGINNING OF THE PERIOD	13,362	39,283

CASH, END OF THE PERIOD	$4,176	$13,362

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			Additional
	Common		Paid-In	Retained
	Shares	Amount	Capital	Deficit	Total
BALANCE DECEMBER 31, 2003	13,800,708	13,801	$5,508,405	$(8,685,090)	$(3,162,884)

Issue Employee exercise of options	70,000	70	630	—	700
Net loss for the year	—	—	—	(1,990,540)	(1,990,540)

BALANCE DECEMBER 31, 2004	13,870,708	13,871	5,509,035	(10,675,630)	(5,152,724)

Issue Employee exercise of options	40,000	40	360	—	400
Issue common shares for acquisition	81,921,409	81,921	15,483,146	—	15,565,067
Net loss for the year				(1,349,931)	(1,349,931)

BALANCE DECEMBER 31, 2005	95,832,117	95,832	$20,992,541	$(12,025,561)	$9,062,812

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2005 AND 2004
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
Principles of Consolidation
The consolidated financial statements include the accounts of Global Energy Group, Inc. (the “Company” or “Global”), and its wholly owned subsidiary Global Energy Distribution Group, LLC., since its acquisition in August 2005. All significant inter-company accounts and transactions have been eliminated.
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
Financial Instruments
The Company estimates that the fair value of all financial instruments at December 31, 2005 and December 31, 2004, do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.
Inventories
Inventories consist primarily of finished goods stated at the lower of cost (first-in, first-out method) or market.
Furniture and Equipment
Furniture and equipment are recorded at historical cost and include expenditures, which substantially increase the useful lives of existing property, plant and equipment. Maintenance and repairs are charged to operations when incurred. Depreciation of property and equipment is computed primarily using the straight-line method based on estimated useful lives (furniture and office equipment, 5 to 10 years.
Patents
The costs associated with the internal development of Global’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 20 year period, consistent with current patent lives. Amortization expense for the years ended December 31, 2005 and 2004 was $32,000 and $13,000 respectively.
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
Product Warranties
The Company records an estimated cost of product warranty at the time the revenue is recognized. Effective January 1, 2003, management is recording a warranty reserve of 1% of sales based on their analysis of other HVACR manufacturers that use the same or similar components in their products. The Company’s estimated future warranty cost is subject to adjustment from time to time depending on actual experience.
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

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004
Net loss attributable to common stockholders as reported.	$(1,349,931)	$(1,990,540)

Add: Total stock option based employee compensation expenses included in reported net income, net of taxes	—	—

Less: Total stock-based employee compensation expenses determined under fair value based method for all awards, net of taxes	—	—

Pro forma	$(1,349,931)	$(1,990,540)

Basic earnings (loss) per share:
As reported	(0.02)	(0.15)
Pro forma	(0.02)	(0.15)

Diluted earnings (loss) per share
As reported	(0.02)	(0.15)
Pro forma	(0.02)	(0.15)
The fair market values were estimated at the date of grant using the Black-Scholes valuation model with the following assumptions: risk-free interest rates ranging from 0.84% to 3.04%, expected dividend yield of zero, expected volatility of the market price of the Company’s common stock of 60%, and an expected life of the options of 10 years. The weighted average fair market value per option at the date of grant for options granted in 2005 and 2004 was $0.11 and $0.02, respectively.
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
Mr. Hebert is entitled to royalty payments from the sale of products produced by Global with the patented technology. The royalty to Mr. Hebert is to be paid at the rate of 3 percent of the portions of net revenues relating to such patents received by Global beginning April 1, 2004. Prior to April 1, 2004 there were no amounts due on any of the patents associated with Mr. Hebert. A total of $5,374 was paid to Mr. Hebert in 2005 for royalties due relating to the patented technology.

The future minimum royalty payments, should Global decide to pay such payments to continue its exclusive rights to the patents, are as follows:

Year Ended December 31,	Amount
2006	$20,000
2007	100,000
2008	205,000
2009	320,000
2010	450,000
2011	575,000
Annually Thereafter through 2017	700,000
NOTE C — FURNITURE AND EQUIPMENT
Furniture and equipment as of December 31, 2005 and 2004 is summarized as follows:

	2005	2004
Machinery and equipment	$—	$45,102
Office equipment	22,336	63,958

	22,336	109,060
Less accumulated depreciation	(7,686)	(60,765)

Net furniture and equipment	$14,650	$48,295

Depreciation expense for the years ended December 31, 2005 and 2004 was $8,154 and $20,033, respectively.
NOTE D — GUARANTEES AND WARRANTIES
In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements.
The Company provides a limited warranty for the replacement of defective products. Our standard warranties require us to repair or replace defective products at no cost to the consumer. Effective January 1, 2002, management is recording a warranty reserve of 1% of sales based on their analysis of other HVACR manufactures that use the same or similar components in the products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company utilizes historical trends and information received from customers to assist in determining the appropriate loss reserve levels. Actual warranty and claim costs are deducted from the accrual when incurred. A reconciliation of the Company’s product warranty liability for 2005 and 2004 is as follows:

	2005	2004
Beginning warranty liability	$3,073	$3,305
Additional accruals	2,140	4,211
Claims paid	—	(4,443)

Ending warranty liability	$5,212	$3,073

NOTE E — PROMISSORY NOTES
During the year ended December 31, 2005, Global acquired from CND, LLC and an entity controlled by David Webb and Henry Burkhalter the exclusive right to distribute lighting products. As consideration for this distribution right, Global issued to the affiliate of Mssrs. Webb and Burkhalter a promissory note in the principal face amount of $500,000 and to CND, LLC a promissory note in the principal face amount of $500,000 (together, the “Notes”). The Notes bear an 8% annual interest rate and mature on September 30, 2015. Payments on the Notes are due at the end of each calendar year during the term of the Notes in an aggregate amount equal to 50 percent of the gross profit derived by Global upon the sales of the lighting product during such calendar year. The entire unpaid principal balance and accrued but unpaid interest owing under the Notes is due at maturity. If all amounts owing under the Notes have not been paid on or before maturity, Global’s exclusive distributor rights will terminate.
NOTE F — AMENDMENT OF ARTICLES OF INCORPORATION
During the year ended December 31, 2004, Global approved an amendment to its articles of incorporation to terminate its three-class Board of Directors structure so that all directors are elected annually. In addition, authorized shares of Common Stock were increased from 50,000,000 to 100,000,000.
NOTE G — INCOME TAXES
For income tax purposes Global has a net operating loss carryover of $7,844,783, which can be used to offset future federal and state taxable income through 2023 as indicated below. However, due to Global's acquisition of GEDG, the Company believes Section 382 of the Internal Revenue Code will limit the Company’s ability to deduct its pre-change net operating losses against future income. In addition, Global has available general business credits that arose from research activities which can be used to offset future federal income tax through 2016 as follows:

Year ended December 31,	Losses	Credits
2013	$1,033,297	$6,699
2014	251,039	6,259
2015	515,927	4,957
2021	1,355,345	5,000
2022	2,485,762	188
2023	2,203,413	—
Total	$7,844,783	$23,103
The potential tax benefit of these losses and credits is estimated as follows:

Future tax benefit	$2,353,435
Valuation allowance	(2,353,435)
Future tax benefit	$—
At December 31, 2005 and 2004, no deferred tax assets or liabilities were recorded in the accompanying financial statements.
NOTE H — LOSS PER SHARE
Global Energy has reported basic loss per share based on the weighted average number of shares outstanding for the period. Global Energy cannot report fully diluted loss per share including the shares reserved for the options or warrants, as the effect of this would be anti-dilutive. Global will include the effect of this dilution in the calculation of fully diluted earnings per share only upon actual conversion, or to the extent they are not anti-dilutive.

NOTE I — EQUITY INCENTIVE PLAN
On May 17, 2004, Global granted options to various employees to purchase 62,500 shares of its common stock with an exercise price of $0.26 per share.
On March 15, 2005, Global granted options to various contractors to purchase 500,000 shares of its common stock with an exercise price of $0.11 per share.
At December 31, 2005, there were 1,840,00 shares available for grant under the Plan.
Stock option activity during 2005 and 2004 was as follows:

		Weighted
	Number of	Average Exercise
	Shares	Price
Balance at December 31, 2003	312,500	$0.43
Granted	62,500	0.26
Exercised	(70,000)	0.01
Forfeited	(117,500)	0.90
Expired	—	—
Balance at December 31, 2004	187,500	$0.24
Granted	500,000	0.11
Exercised	(40,000)	0.01
Forfeited	(647,500)	0.15
Expired	—
Balance at December 31, 2005	—	$—
Shares exercisable at December 31, 2005	—
Shares exercisable at December 31, 2004	125,000
NOTE J — STOCK ISSUANCES
On July 20, 2004, an employee exercised options to purchase 70,000 shares of Global $0.001 par value common stock for $700, or $0.01 per share.
On April 14, 2005, an employee exercised options to purchase 40,000 shares of Global $0.001 par value common stock for $400, or $0.01 per share.
On August 19, 2005, Global completed the acquisition of Global Energy Distribution Group, L.L.C. (“GEDG”), the Company’s exclusive master distributor, pursuant to the terms of Securities Purchase Agreement (the “Purchase Agreement”), effective as of July 1, 2005, with GEDG, CND, L.L.C. (“CND”), Recap Group, L.L.C. (“Recap”), Cazatur Group, L.L.C. (“Cazatur”), Allen Wheeler (“Wheeler”), Robert J. Smith (“Smith”), and Quest Capital Alliance, L.L.C. (“Quest”) (CND, Recap, Cazatur, Wheeler, Smith and Quest are the “GEDG Members”). As provided in the Purchase Agreement, the Company purchased from the GEDG Members all of the outstanding membership units in GEDG in exchange for 81,746,409 shares of the Company’s newly-issued common stock. The Purchase Agreement resulted in a change of control of the Company, with CND acquiring (a) 49,865,309 of the Company’s outstanding common stock, representing approximately 52% of the Company’s then outstanding common stock, and (b) the power to vote 5.3 million shares of the Company’s voting preferred stock as the successor trustee under the Voting Trust Agreement, dated January 30, 2004, covering the outstanding shares of the Company’s Series A Preferred Stock and a substantially similar Voting Trust Agreement, dated August 19, 2005, covering the outstanding shares of the Company’s Series A Preferred Stock. As a result, CND currently has the power to vote approximately 67% of the outstanding voting interests in the Company.
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
Of these the 81,746,409 shares issued, in addition to the 49,865,309 shares issued to CND, 12,114,817 shares were issued to Wheeler, 8,608,305 shares were issued to Recap, 8,608,305 shares were issued to Cazatur, 1,147,310 shares were issued to Quest, and 1,402,359 shares were issued to Smith. In connection with the Purchase Agreement, 75,000 shares were also issued to Peter E. Toomey and 100,000 shares were also issued to Joseph Richardson. Each of the foregoing investors of the common stock represented to the Company that each investor is “accredited.” These securities were issued by the Company in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and/or pursuant to Rule 506 of Regulation D promulgated thereunder.
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
NOTE K — COMMITMENTS AND CONTINGENCIES
Royalties
In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”) on December 6, 1999, Global is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. In addition, the royalty payments have priority over all existing and future obligations obtained from all other sources. The amount funded by TRDA was $207,113, as of December 31, 2005 and 2004.
In accordance with the agreement, royalty payments to TRDA are based on 5% of the gross sales of certain of its products in any calendar year. Royalty payments are due quarterly, beginning with the calendar quarter after the quarter in which products are sold. The payments continue for a period of five years with annual renewals until such time as the repayment to TRDA is complete.
At the time payments are made to TRDA, royalty expense equal to 2/3rds of each payment is recorded. Royalty expense to TRDA for the years ended December 31, 2005 and 2004 amounted to $5,227 and $10,901, respectively. In the event the agreement terminates for cause, Global has the option to repay the obligation immediately, or convert the obligation into an interest bearing promissory note.

The total obligation to TRDA at December 31, 2005 is $595,438, which consists of the unpaid funded liability of $198,479 and related royalty expense of $396,959. The estimated future maturities of this payable are as follows:

Year Ended December 31,	Amount
2006	$15,000
2007	20,000
2008	25,000
2009	30,000
2010	35,000
Thereafter	470,438

Total	$595,438

Operating Leases
On April 1, 2005, Global entered into an agreement to lease its executive offices and warehouse space in Odessa, Florida under a 1-year non-cancelable lease commencing April 1, 2005 at the rate of $1,667 per month plus applicable Florida sales tax. Global shall be liable, as additional rent, for real estate taxes exceeding $2,156 per year.
On October 1, 2005, Global entered into an agreement to lease 1,472 square feet in Plano, Texas. The current lease amount is $40.76 per square foot annually ($5,000 monthly, including insurance, taxes, and the use of all office equipment and furnishings). The lease is for 46 months, commencing October 1, 2005. The lease does not automatically renew.
On November 16, 2005, Global entered into an agreement to lease 3,751 square feet in Scottsdale, Arizona. The current lease amount is $26.50 per square foot annually ($8,238 monthly, including insurance, taxes, and other pass through items). The lease is for 36 months, commencing on March 1, 2006. The lease does not automatically renew.
The future maturities of minimum lease payments under these leases are as follows:

Year ended December 31,	Amount
2006	$148,370
2007	159,400
2008	195,400
2009	51567
Thereafter	—

Total	$518,737
NOTE L — SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
During 2003 the Company issued promissory notes with detachable common stock warrants. When debt with detachable stock purchase warrants is issued, a portion of the proceeds is allocated to the warrants and recorded as paid in capital. The amount allocated is based upon the relative fair market value of the two securities at the time they are issued. The Company recorded a non-cash discount and additional paid in capital in the amount of $430,649 in 2003. For the years ended December 31, 2005 and 2004, cash interest expense of $0 and $0 was paid. Additionally, no income taxes were paid during these periods. On August 19, 2005, all warrants related to these promissory notes were cancelled.

NOTE M — ECONOMIC DEPENDENCY — MAJOR CUSTOMER
In 2004 and 2005, Global sold substantially all its product through GEDG under its exclusive Distribution Agreement.
NOTE N — GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through December 31, 2005. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern. In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management is currently seeking outside funding through various sources, including through debt and/or the sale of equity in the Company. However, there is no guarantee that management will be successful in procuring any outside funding, or if such funding does become available, that such funding will be on terms acceptable to the Company.
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

PART III
Item 9. Directors and Executive Officers of the Registrant
The executive officers and members of the board of directors of the Company are as follows:

Name	Age	Position
Craig N. Kitchen	53	President, Chief Executive Officer, and Director
John R. Bailey	53	Chief Financial Officer, Secretary, Treasurer
Thomas H. Hebert	65	Chief Technology Officer
Michael A. Pajak	34	Controller and Chief Accounting Officer
Henry M. Burkhalter	58	Director
Steven W. Fox	48	Director
David E. Webb	58	Director
Jim Majewski	64	Director
Set forth below is information concerning the business experience of each executive officer and member of the board of directors of the Company:
     CRAIG N. KITCHEN. Mr. Kitchen served a director and the President and Chief Executive Officer since November 2005. Mr. Kitchen replaces John R. Bailey, who will remain as Chief Financial Officer, Treasurer and Secretary. From 2002 until prior to joining GEG, Mr. Kitchen served as President and Chief Executive Officer for Eagle Picher Technologies, L.L.C. which consisted of seven operating units in diverse businesses. Prior to 2002, Mr. Kitchen served as President and Chief Executive Officer of Catalytica Energy Systems, a publicly traded multinational commercial manufacturing enterprise.
     JOHN R. BAILEY. Mr. Bailey has served as a the Chief Financial Officer, Treasurer and Secretary of the Company since December 2003. From December 2003 through March 2004, Mr. Bailey served as the Company’s Executive Vice President. From May 2005 through October 2005, Mr. Bailey served as our acting Chief Executive Officer. From 2002 through 2003, Mr. Bailey served as Managing Director of Corporate Finance for Holmes, Murphy & Associates, Inc. From 1988 through 2002, Mr. Bailey served as Senior Managing Director of Berkshire Partners, Inc., a private investment bank. Mr. Bailey and has served as an executive of both public and private companies, including his service from 2001 through 2002 as Chief Executive Officer and member of the board of directors of Warrior Resources, Inc., an oil and gas exploration and production company.
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
     HENRY M. BURKHALTER. Mr. Burkhalter has served as a director of the Company since his election by the Company’s Board of Directors in March 2004 to fill a vacancy that existed at the time of his election. This election was not a condition of the completion of the Financing Transaction. Mr. Burkhalter is President and Chief Executive Officer of Investsearch Capital, LLC, a venture capital company, as well as a principal of Horizon MC Group, L.L.C., a private equity fund. Mr. Burkhalter serves as a member of the board of directors of Wi-Lan Inc., a manufacturer of wireless communications equipment.
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

     DAVID E. WEBB. Mr. Webb has served as a director of the Company since his election by the Company’s Board of Directors in March 2004 to fill a vacancy that existed at the time of his election. This election was not a condition of the completion of the Financing Transaction. Since March 1998, Mr. Webb has managed the investments of Webb Capital, L.L.C. In addition, Mr. Webb serves as principal of Horizon MC Group, L.L.C., a private equity fund. From December 1996 to March 1998, Mr. Webb served as President and Chief Executive Officer of CS Wireless Systems, Inc., a wireless cable company.
     JIM MAJEWSKI. Mr. Majewski, age 64, has served as a director since his appointment in June 2005. He has for over thirty years been an executive officer of several manufacturing companies with responsibilities in all areas of management. He currently serves as the President and Chief Executive Officer of CNI, LLC, and CND, LLC, both of which are companies wholly owned by the Cherokee Nation. Mr. Majewski’s experience has been broad in nature and includes avionics, telecommunications, power generation, industrial and governmental applications. Prior to joining CNI, Mr. Majewski was Vice President of Operations for Tracewell Power, Inc. an electronic power supply manufacturer for the telecommunications industry since January of 2000.
Audit Committee
     The members of our Audit Committee are Henry M. Burkhalter, David E. Webb and Steven W. Fox. Our Board of Directors has determined that each member of the Audit Committee is an “audit committee financial expert” as defined by SEC rules and that none of its members is an “independent director” as that term is defined by NASD Rule 4200. The Audit Committee was formed in April 2004.
Code of Conduct
     In April 2004, we adopted a Code of Conduct. The Code of Conduct sets forth ethical requirements for the Company’s employees, officers and directors. The Company undertakes to supply without charge a copy of its Code of Conduct to any person that delivers a request for a copy to the Company’s Secretary. The Code of Conduct can also be accessed on the Company’s website at www.gegsolutions.com .
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of these forms or written representations from the executive officers and directors, the following persons failed to file on a timely basis Section 16(a) forms during fiscal year 2005 or prior fiscal years: (a) each of the following failed to timely file a Form 4 to report the number of transactions noted: John R. Bailey(1), Carlos J. Coe(1), Quest Capital Alliance, L.L.C. and Steven W. Fox(3), CND, LLC and James Majewski(3), Robert J. Smith(3), Peter E. Toomey (3), Joseph R. Richardson(3); (b) Mike Sitton failed to file two reports to report two transactions; (c) Recap Group, L.L.C. and David E. Webb failed to file five reports relating to seven transactions; (d) Cazatur Group, LLC and Henry M. Burkhalter failed to file five reports relating to seven transactions; (e) Dozer Man, LLC and Allen Wheeler failed to file six reports to report eight transactions; and (f) Craig N. Kitchen and James Majewski failed to file a Form 3 upon being appointed as directors. The Company understands that all required reports will be filed to report all such transactions.
Code of Ethics
     A Code of Ethics of the Company has been adopted by the Company where applies to the Company’s principal executive office, principal financial officer, and “accounting” or controller, and is available on the website of the Company at www.gegsolutions.com.
Item 10. Executive Compensation
     Item 10. Executive Compensation
     Summary Compensation Table. The following table sets forth the compensation earned by each person that served in 2005 as our Chief Executive Officer and the other most highly compensated executive officers whose salary and bonus for the fiscal year ended December 31, 2005 were in excess of $100,000. These persons are collectively referred to as the “Named Executive Officers.”

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
SUMMARY COMPENSATION TABLE

			Long-Term
Name and	Fiscal		Compensation
Principal Position	Year	Salary	Option Awards/SARs
Craig N. Kitchen (1)	2005	$75,000	—
President & Chief Executive Officer	2004	—	—

Carlos J. Coe (3)	2005	—
President & Chief Executive Officer	2004	—

John R. Bailey (2)	2005	86,077	—
Chief Financial Officer	2004	11,539	—

Tom H. Hebert	2005	129,808	—
Chief Technology Officer	2004	93,445	—

(1)	Mr. Kitchen was elected as President and Chief Executive Officer in November 2005. Mr. Kitchen’s annual salary is currently $200,000. Mr. Kitchen’s 2005 compensation includes $41,667 in consulting fees paid prior to his employment.

(2)	Mr. Bailey became an officer and director of the Company in late December 2003. As described in Item 12 under “Certain Relationships and Related Transactions,” in connection with the Financing Transaction the Company entered into the Turnaround Services Agreement with Turnaround Specialists. Mr. Bailey, as an affiliate of Turnaround Specialists, benefits from the payments made by the Company to Turnaround Specialists under the Turnaround Services Agreement. The Company did not directly compensate Mr. Bailey for his services to the Company until July of 2005, except to the extent Mr. Bailey participates in the Company’s employee benefit plans. Since July 1, 2005, Mr. Bailey’s compensation has been paid by the Company based on an annual salary of $150,000.

(3)	Mr. Coe served as the Company’s President and Chief Executive Officer from September 2003 until May 2005. As described below under “Certain Relationships and Related Transactions,” in connection with the Financing Transaction the Company entered into the Turnaround Services Agreement with Turnaround Specialists. Mr. Coe, as an affiliate of Turnaround Specialists, benefits from the payments made by the Company to Turnaround Specialists under the Turnaround Services Agreement. The Company did not directly compensate Mr. Coe for his services to the Company, except that Mr. Coe did participate in the Company’s employee benefit plans.
     Option Grants In Last Fiscal Year. There were no stock option grants made during the year ended December 31, 2005, to the Named Executive Officers.
     Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. There were no options exercised during 2005 and no options held on December 31, 2005 by our Named Executive Officers.

Employment Arrangements.
     Until its termination on May 5, 2005, Mr. Coe and Mr. Bailey were compensated for their services as officers of the Company by Turnaround Specialists as described in Item 12 of this Report under the heading “2004 Financing Transaction.” In addition, until May 5, 2005 Mr. Coe participated in, and Mr. Bailey still participates in the Company’s employee benefit plans.
Directors’ Compensation
     While the Board of Directors may change its policy in the future, the Company currently pays its directors no compensation for their service on the Company’s board of directors or its committees, except that the Company reimburses its directors for any expenses associated with attending the meetings.
Employment Agreements
     Mr. Kitchen and Mr. Bailey each have an employment agreement, dated December 21, 2005 that terminates on December 31, 2006 (unless extended). Each agreement allows the employee to participate in benefits generally available to other senior executives of the Company, provides for an annual bonus at the sole discretion of the Compensation Committee of the Board of Directors, and contains standard confidentiality provisions, as well as termination for cause provisions. Mr. Kitchen’s compensation is $200,000 annually, with a minimum bonus of $50,000 for the year ended December 31, 2006. Mr. Bailey’s compensation is $150,000 annually.
Indemnification Agreements
     All of the officers and directors of the Company executed an Indemnification Agreement as of December 13, 2005, which indemnifies each person against such expenses of any litigation allegedly arising from their participation as an officer and/or Director to the full extent permitted by law. This indemnification is in addition to any indemnification provided by Delaware law.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters.
     The following table sets forth information regarding the beneficial ownership of our Preferred Stock and our common stock as of December 31, 2005 for:
(a)	each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our voting securities;

(b)	each of our directors;

(c)	each of our Named Executive Officers; and

(d)	all of our directors and Named Executive Officers as a group.
     The percentages of shares of the Company’s common stock owned provided in the table is based on 95,832,117 shares of the Company’s common stock outstanding as of December 31, 2005. The percentages of shares of Preferred Stock owned provided in the table is based on 5,293,897shares of Preferred Stock outstanding as of December 31, 2005.
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
     In computing an individual’s beneficial ownership, the number of shares of the Company’s common stock subject to warrants or options held by that person that are exercisable within 60 days of December 31, 2005, are also deemed outstanding . These shares, however, are not deemed outstanding for the purpose of computing the beneficial ownership of any other person.
     Unless a footnote indicates otherwise, the address of each person listed below is c/o Global Energy Group, Inc., 5000 Legacy Drive, Suite 470, Plano, Texas 75024.

	Class	Number	Percent
Name of Beneficial Owner	of Stock	of Shares	of Class
CND, LLC (1) (12)	Common	49,865,310	51.13%
Quest Capital Alliance, L.L.C. (2) (12)	Common	1,317,311	1.35%
	Series A Preferred	571,014	23.27%
Steven W. Fox (2) (12)	Common	1,317,311	1.35%
	Series A Preferred	571,014	23.27%
James Majewski (3)	Common	0	*
Craig N. Kitchen (4)	Common	0	*
John R. Bailey (5)	Common	680,000	*
Carlos J. Coe (6)	Common	1,020,000	1.05%
Thomas H. Hebert (7)	Common	1,456,205	1.49%
Robert J. Smith (8) (12)	Series A Preferred	1,292,362	52.67%
Joseph H. Richardson (9) (12)	Common	100,000	*
	Series A Preferred	334,863	13.65%
Peter E. Toomey (10) (12)	Common	75,000	*
	Series A Preferred	255,376	10.41%
Dozer Man, LLC (11) (12)	Common	7,652,623	7.85%
	Series B Preferred	834,380	29.38%
Recap Group, L.L.C. (12) (13)	Common	8,527,623	8.74%
	Series B Preferred	834,380	29.38%
Cazatur Group, LLC (12) (14)	Common	8,527,623	8.74%
	Series B Preferred	834,380	29.38%
Mike Sitton	Common	3,161,928	3.3%
	Series B Preferred	337,141	6.4%
Directors and Executive Officers as a group (8 persons)	Common	19,828,762	21.03%
	Series A Preferred	571,014	23.27%
	Series B Preferred	1,668,760	58.75%

*	Less than 1%

(1)	The address of CND, LLC is One Cherokee Circle, Stilwell, Oklahoma 74960. The Cherokee Nation has sole voting and disposition power over these shares.

(2)	The address of Quest Capital Alliance, L.L.C. is 3140 E. Division Street, Springfield, Missouri 65802. Steven W. Fox, who is on Global Energy’s Board of Directors, is General Manager and a Principal of Quest. Mr. Fox controls the disposition and voting power of the shares of the Company’s capital stock beneficially owned by Quest, and every action or transaction that benefits Quest directly or indirectly benefits Mr. Fox. The control of voting power with respect to Preferred Stock, however, is subject to the Series A Voting Trust described in footnote 12 to this table.

(3)	The address of Jim Majewski is One Cherokee Circle, Stilwell, Oklahoma 74960.

(4)	Craig Kitchen is an officer of the Company and on the Company’s Board of Directors with an address of 5000 Legacy Drive, Suite 470, Dallas, Texas 75024.

(5)	John R. Bailey is an officer of the Company, with an address of 5000 Legacy Drive, Suite 470, Dallas, Texas 75024. The shares shown as outstanding for John Bailey are in the form of warrants which are immediately exercisable.

(6)	Carlos J. Coe is no longer an officer of the Company. His address is 5000 Legacy Drive, Suite 470, Dallas, Texas 75024. The shares shown as outstanding for Carlos Coe are in the form of warrants which are immediately exercisable.

(7)	Thomas H. Hebert is an officer of the Company with an address of 11527 Pyramid Drive, Suite 102, Odessa, Florida 33556.

(8)	The address of Robert J. Smith is 3865 Turtle Hatch Road, Springfield, Missouri 65809. These holdings are based upon information known to the Company as of December 31, 2005.

(9)	The address of Joseph H. Richardson is 3584 Woodhaven Road, Atlanta, Georgia 30305.

(10	The address of Peter E. Toomey, 119 Riding Trail Lane, Pittsburgh, Pennsylvania 15215.

(11)	Allen Wheeler controls the disposition and voting power of the Company’s capital stock beneficially owned by Dozer Man, and every action or transaction that benefits Dozer Man directly or indirectly benefits Mr. Wheeler. The control of the voting power with respect to the Preferred Stock, however, is subject to the Series B Voting Trust described in footnote (12) to this table. The address of Dozer Man, LLC is 5000 Legacy Drive, Suite 470, Dallas, Texas 75024.

(12)	The rights, limitations and preferences of each series of Preferred Stock are described in below under the heading “Certain Relationships and Related Transactions.” The shares of Series A Preferred Stock are held subject to a Voting Trust Agreement, which is described below under the heading “Certain Relationships and Related Transactions.” The shares of Series B Preferred Stock are held subject to a Voting Trust Agreement (Series B), which is described below under the heading “Certain Relationships and Related Transactions.” With respect to matters to which the terms of the Voting Trust Agreement and Voting Trust Agreement (Series B) apply, for purposes of voting control, CND possesses beneficial ownership of 100% of the outstanding shares of Preferred Stock.

(13)	The address of Recap Group, L.L.C. is 5000 Legacy Drive, Suite 470, Dallas, Texas 75024. David Webb, a member of the Global Energy Group’s Board of Directors, controls the disposition and the voting power of, the shares of the Company’s capital stock beneficially owned by Recap, and every action or transaction that benefits Recap directly or indirectly benefit Mr. Webb. The control of the voting power with respect to the Preferred Stock, however, is subject to the Series B Voting Trust described in footnote (12) to this table.

(14)	The address of Cazatur Group, L.L.C. is 5000 Legacy Drive, Suite 470, Dallas, Texas 75024. Henry M. Burkhalter, a member of the Global Energy Group’s Board of Directors, controls the disposition and the voting power of, the shares of the Company’s capital stock beneficially owned by Cazatur, and every action or transaction that benefits Cazatur directly or indirectly benefit Mr. Burkhalter. The control of the voting power with respect to the Preferred Stock, however, is subject to the Series B Voting Trust described in footnote (12) to this table.
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

     Since the inception of the Plan and as of December 31, 2005, 1,025,000 shares of restricted stock have been issued under the Plan, and options covering a total of 1,732,977 shares have been granted. Of these options granted 1,597,977 have been forfeited, 135,000 shares have been issued upon the exercise of options granted under the Plan, and 0 options remain issued and outstanding, leaving 1,840,000 shares authorized to be issued under the Plan. The following table sets forth certain information regarding the plan as of December 31, 2005.

	(a)	(b)	(c)
Number of Securities
Remaining Available For
Future Issuance Under
Equity Compensations
	Number of Securities to Be	Weighted-Average	Plans (Excluding
	Issued Upon Exercise of	Exercise Price of	Securities Reflected In
	Outstanding Options	Outstanding Options	Column (a))
Plan Category
Equity Compensation Plans Approved by Security Holders	—	$—	1,840,000
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	—	$—	1,840,000

     Warrants and options to purchase the Company’s stock may also be issued outside the Plan. During 2003 and 2004, the Company issued warrants to purchase an aggregate of up to 5,392,001 and 37,074,733 respectively, shares of its common stock as additional consideration to entities providing services and debt and equity financing to the Company. Such warrants were cancelled as part of the GEDG transaction.
     In February 2004, the Company issued warrants to purchase up to 700,000 shares of common stock at an exercise price of $.10 per share, and in May 2005, issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $.08 a share. As of December 31, 2005, all such warrants are currently outstanding.
Item 12. Certain Relationships and Related Transactions
2004 Financing Transaction
     In January 2004, Global completed a financing transaction (the “Financing Transaction”), which is described in greater detail below. Under the Financing Transaction, Global carried out the following actions:
•	The creation of two new series of preferred stock, $.001 par value per share, referred to as Series A Preferred Stock and Series B Preferred Stock.

•	The issuance of 2,500,000 shares of Series B Preferred Stock in exchange of $1.00 per share invested in the Company by Global Energy Acquisition Group, L.L.C. (“GEAG”) through March 31, 2005. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock, $.001 par value per share (the “Common Stock”) at a price of $0.10 per share.

•	The agreement to issue, for cash, up to 2.0 million shares of Series B Preferred Stock at a price of $1.00 per share, at the option of GEAG. These shares, if issued, will be issued in exchange for cash to be invested in the Company by GEAG at any time prior to September 15, 2008. For each dollar of cash invested in Series B Preferred Stock, GEAG also is entitled to receive warrants to purchase 10 shares of Common Stock at a price of $0.10 per share. There have been no issuances since June 30, 2005.

•	The issuance, in exchange for amounts payable by the Company, of 2.45 million shares of Series A Preferred Stock at a price of $1.00 per share. These shares were issued to several creditors of the Company in exchange for promissory notes issued for advances previously made by such creditors to the Company, as well as the cancellation of warrants for Common Stock held by those creditors. For each dollar of principal owed under such notes, such creditors also received warrants to purchase 10 shares of Common Stock at a price of $0.30 per share.

•	The entering into of a Turnaround Services Agreement with Turnaround Specialists, L.L.C., to establish and implement operational, financial, marketing and other policies and procedures. The Company was paying Turnaround Specialists $45,000 per month, plus issued a warrant to purchase up to 700,000 shares of Common Stock for $0.10 per share. Turnaround Specialists, L.L.C. is owned by Carlos J. Coe and John R. Bailey, both of whom served as directors and officers of the Company. On May 5, 2005 the Turnaround Services Agreement was terminated effective March 31, 2005 in return for the issuance of a warrant to purchase 1,000,000 shares of Common Stock of the Company for $0.08 per share (the then current market price) to Turnaround Specialists, L.L.C.
Background of Financing Transaction
     In 2003 and the early part of 2004, the Company was in an extremely tight cash situation. All funds previously advanced to or borrowed by the Company already had been used or committed to pay corporate expenses and to make payments to vendors. The Company was unable to pay compensation and other amounts owed to its senior management, and during this period Joseph Richardson (former President, Chief Executive Officer and director) and Peter Toomey (former Executive Vice President, Chief Financial Officer and director) resigned their positions to pursue other opportunities. Without the Financing Transaction, the Company would not have been able to continue operations unless additional financing was obtained in the immediate future. In connection with its loans to the Company, GEAG required that Carlos J. Coe be appointed as a director and as Chief Executive Officer of the Company and that John R. Bailey be appointed as a director and as Chief Financial Officer of the Company, taking the places of Mr. Richardson and Mr. Toomey. Currently, Mr. Bailey serves as a director and as the Company’s Secretary. The Company’s board of directors is currently comprised of Mr. Bailey, as well as David E. Webb, Henry M. Burkhalter, Steven W. Fox, and James Majewski.
     In connection with its loans to the Company, GEAG also required that the Company enter into a product distribution arrangement with Global Energy Distribution Group, L.L.C., an affiliate of GEAG, which is described further below under the heading “Distribution Arrangements” and “GEDG Acquisition.”
Series B Purchase Agreement
     GEAG’s investment obligation is set forth in the Series B Purchase Agreement, the material terms of which are as follows:
     Amount Of Investment. In the first eighteen months after the closing of the Financing Transaction GEAG must purchase at least 2.5 million shares of Series B Preferred Stock in amounts that correspond to the ongoing operational expenses of the Company during that period of time. A portion of these shares were issued in satisfaction of 90-day bridge notes of the Company outstanding prior to the completion of the Financing Transaction. The remainder of these shares have been purchased for cash. In addition, GEAG has the option to invest an additional $2.0 million, at its discretion, at any time on or before September 15, 2008. Through November 18, 2005, approximately 2,840,282 million shares of Series B Preferred Stock and warrants for approximately 28,402,820 million shares of common stock have been issued or are issuable to GEAG, which warrants were subsequently cancelled under the Acquisition Agreement described below.
     Series B Warrants. As additional consideration and as an inducement to make its investment in the Company, stock purchase warrants (“Series B Warrants”) have been issued to GEAG in connection with issuing the Series B Preferred Stock. The Series B Warrants give GEAG the right to purchase shares of common stock at $0.10 per share and are exercisable for seven years from the date of issuance. The Series B Warrants cover ten shares of common stock for each share of Series B Preferred Stock issued for cash and two shares of common stock for each share of Series B Preferred Stock issued in exchange for outstanding 90-day bridge notes of the Company (warrants were issued only with respect to the principal portion of such notes and not the interest portion). Prior to the Financing Transaction, the Company had issued to GEAG warrants to purchase eight shares of common stock at a price of $0.10 per share for each dollar loaned to the Company by GEAG under these bridge loans. After the transaction closed, an extra two warrants were issued for a total of 10 shares of common stock for each dollar loaned to the Company by GEAG.
     Under the terms of the Financing Transaction, the Company issued to GEAG, pursuant to an exemption from registration contained in Section 4(2) of the Securities Act, the following shares of Series B Preferred Stock:
•	approximately 563,000 shares of Series B Preferred Stock were issued on January 30, 2004 at a price of $1.00 per share. These shares were issued to GEAG in exchange for promissory notes previously issued to GEAG for bridge loan financing provided by GEAG in the latter part of 2003 and early 2004. For each dollar of principal owed under such notes, GEAG also received at the closing of the Financing Transaction warrants to purchase two additional shares of the Company’s common stock at a price of $0.10 per share. Prior to the Financing Transaction, the Company had issued to GEAG warrants to purchase 8 shares of the Company’s common stock at a price of $0.10 per share for each dollar loaned to the Company by GEAG under these bridge loans.

•	between February 1, 2004 and March 31, 2005, approximately 1,937,000 shares of Series B Preferred Stock have been issued in exchange for cash invested in the Company by GEAG. For each dollar of cash invested in Series B Preferred Stock, GEAG received warrants to purchase 10 shares of the Company’s common stock at a price of $0.10 per share. The date the Series B holders delivered cash for the securities, together with the closing price of the Company’s common stock on each such date, are as follows:

Date	Number of Shares of Series B Preferred	Closing Price
April 7, 2004	19,500	$0.25
May 4, 2004	50,000	0.31
June 16, 2004	42,000	0.20
June 30, 2004	160,000	0.19
July 27, 2004	20,000	0.15
August 10, 2004	22,000	0.13
August 19, 2004	18,560	0.17
August 25, 2004	20,000	0.27
September 3, 2004	26,000	0.20
September 10, 2004	22,500	0.15
September 22, 2004	12,000	0.21
September 30, 2004	135,000	0.31
October 4, 2004	60,000	0.20
October 22, 2004	75,000	0.20
October 29, 2004	40,000	0.16
November 17, 2004	18,000	0.20
December 2, 2004	33,300	0.19
December 16, 2004	38,341	0.19
December 17, 2004	9,509	0.19
December 30, 2004	135,000	0.15
January 24, 2005	16,500	0.14
January 26, 2005	46,997	0.14
February 23, 2005	5,000	0.12
February 24, 2005	11,000	0.12
March 4, 2005	11,773	0.13
March 14, 2005	5,500	0.12
March 24, 2005	39,000	0.13
March 31, 2005	128,465	0.13
April 1, 2005	6,535	0.125
April 4, 2005	64,550	0.125
April 6, 2005	22,000	0.11
April 21, 2005	6,000	0.07
April 28, 2005	18,150	0.08
April 30, 2005	30,966	0.08
May 4, 2005	8,800	0.06
May 11, 2005	31,920	0.08
May 18, 2005	15,540	0.10
May 26, 2005	24,000	0.09
May 31, 2005	30,825	0.08
June 6, 2005	8,500	0.10
June 15, 2005	9,500	0.08
June 17, 2005	26,500	0.10
June 30, 2005	36,497	0.15

     Use Of Proceeds. GEAG’s investment has been applied to ongoing financial obligations, including dividend and redemption payments on preferred stock and obligations under the Turnaround Services Agreement.
     Limit On GEAG’s Obligation. GEAG will be relieved of its investment obligation at GEAG’s discretion if the Company breaches its obligations under the Series B Purchase Agreement or suffers a material adverse change.
Distribution Arrangements
     In connection with loans made to the Company, GEAG required that the Company enter into a product distribution agreement with Global Energy Distribution Group, L.L.C. (“GEDG”), an affiliate of GEAG. This agreement grants to GEDG non-exclusive product distribution rights (and, under certain circumstances, including the Company being unable to meet GEDG’s demand for the Company’s products, manufacturing rights). However, the agreement provided that if aggregate financing provided by GEAG reaches $500,000 GEDG’s distribution rights become exclusive, except for any distribution rights held at the time by other parties. Financing provided by GEAG reached $500,000 in January 2004. Accordingly, GEDG’s distributorship is now an exclusive one, except for the existing distribution rights held by one unaffiliated third party under a distribution agreement entered into by the Company prior to entering into the distribution agreement with GEDG.
     Under the Turnaround Services Agreement, the Company paid Turnaround Specialists $45,000 per month. Global also delivered to Turnaround Specialists on January 30, 2004 a warrant to purchase up to 700,000 shares of Common Stock for $0.10 per share. Under certain circumstances a significant portion of the financing provided by GEAG may be used to pay Turnaround Specialists. For services rendered prior to the effectiveness of the Turnaround Services Agreement, the Company paid Turnaround Specialists $100,000, plus $45,000 per month (prorated for partial months) from December 1, 2003 through January 30, 2004. Under the Turnaround Services Agreement, Turnaround Specialists was entitled to receive a “success fee” of $1 million upon a sale or merger of the Company or its business or any similar transaction. In connection with the GEDG Acquisition, the Turnaround Services Agreement was terminated, and in lieu of the “success fee” of $1 million, the Company issued to Turnaround Specialists a warrant for the purchase of up to 1,000,000 shares of our Common Stock at an exercise price of $0.08 per share and having a term of seven years.
     Turnaround Specialists is owned by Carlos J. Coe and John R. Bailey. Accordingly, all amounts paid by the Company to Turnaround Specialists directly benefited Messrs. Coe and Bailey. Mr. Coe and Mr. Bailey did not have any interest in, and were not otherwise affiliated with GEAG or GEDG, except Mr. Bailey became affiliated with GEDG in August 2005 upon the completion of the GEDG Acquisition. The warrants issued to Turnaround Specialists were subsequently distributed by Turnaround Sprecialist to its owners Mr. Coe (1,020,000 warrants) and Mr. Bailey (680,000) warrants.
Series A Purchase Agreements
     As a condition to its entering into the Financing Transaction, GEAG required that the Company’s four principal creditors at the time (other than GEAG) exchange amounts payable to them (totaling approximately $2.45 million), as well as warrants to purchase up to 5.4 million shares of Common Stock, for shares of Series A Preferred Stock. The terms of the transactions with these persons (referred to as the “Series A Holders”) are set forth in four separate documents, each referred to as a Series A Purchase Agreement, the material terms of which are as follows:
     The Series A Holders. Amounts owed to the Series A Holders were secured by a pledge of the Company’s assets. The Series A Holders and the amounts that were owed to them (as well as the warrants held by them) before the closing of the Financing Transaction are as follows:
•	Quest Capital Alliance, L.L.C., a Missouri limited liability company, was owed approximately $571,000 by the Company and held warrants to purchase 2.1 million shares of Common Stock. Steven W. Fox, who has been appointed to the Company’s Board of Directors, is General Manager and a Principal of Quest. Accordingly, every action or transaction that benefits Quest directly or indirectly benefits Mr. Fox.

•	Robert Smith, an individual, was owed approximately $1.3 million by the Company and held warrants to purchase 2.1 million shares of Common Stock.

•	Joseph H. Richardson, an individual who is a former director and former officer of the Company, was owed approximately $324,000 by the Company for compensation and reimbursements not yet paid and held warrants to purchase 679,000 shares of Common Stock.

•	Peter E. Toomey, an individual who is a former director and former officer of the Company, was owed approximately $255,000 by the Company for compensation and reimbursements not yet paid and held warrants to purchase 500,000 shares of Common Stock.
     Investment in Series A Preferred Stock. The amounts (including both principal and interest) and the warrants referred to above were exchanged for shares of Series A Preferred Stock at a purchase price of one share of Series A Preferred Stock for every $1.00 owing by the Company to such person.
     Series A Warrants. As additional consideration and as an inducement to the Series A Holders for Series A Preferred Stock, stock purchase warrants (“Series A Warrants”) were issued to the Series A Holders in connection with issuing the Series A Preferred Stock. The Series A Warrants give the Series A Holders the right to purchase shares of Common Stock at $0.30 per share and are exercisable for seven years from the date of issuance. The Series A Warrants cover ten shares of Common Stock for each dollar owed (including both principal and interest) by Global to such person before at the time the debt was exchanged for Preferred Stock. The Series A Warrants were terminated as a condition to the GEDG Acquisition.
     Voting Trust Agreement. The Series A Holders, the Company and GEAG entered into a Voting Trust Agreement that, subject to certain exceptions, grants all voting rights in the Series A Preferred Stock to GEAG. Accordingly, GEAG as the trustee of the voting trust had the right to determine how the shares of Series A Preferred Stock will be voted in elections for directors and other matters brought before a vote of stockholders. The Series A Holders retain the right to direct the voting of the Series A Preferred Stock in certain matters, including in particular any change in the rights of holders of Series A Preferred Stock, any incurrence of additional indebtedness by the Company, and any authorization of any additional class or series of capital stock or any increase in the authorized capital of the Company. The Voting Trust Agreement terminates upon the consent by all the parties to terminate or at the time as there are no shares of Series A Preferred Stock subject to the Voting Trust Agreement. As a condition of the GEDG Acquisition described hereafter, GEAG assigned its rights under the Voting Trust Agreement to CND and the Series B Preferred Stock holders entered into a substantially similar voting trust agreement and appointed CND as the trustee of such voting trust
     Transfer Restrictions. The Series A Purchase Agreements generally prohibit any transfer of the Series A Preferred Stock for a period of three years.
     Investment in GEDG. In 2004, Quest Capital and Robert Smith purchased an aggregate 8% interest in GEDG. In connection with the GEDG Acquisition, CND entered into a Unit Purchase Agreement (“Purchase Agreement”) with each of the members of GEDG, including Quest Capital and Robert Smith. Pursuant to the terms of the Purchase Agreement, CND acquired 122,000 units or 61% of the total membership interests in GEDG for an aggregate purchase price of $2,500,000. As a condition precedent to the second closing of the Unit Purchase Agreement, (a) approximately $380,000 in accrued and unpaid dividends on the Company’s Series A and B Preferred Stock was cancelled; (b) outstanding warrants to purchase up to approximately 52.9 million shares of the Company’s common stock was terminated; (c) the amendment of the terms of the Certificates of Designation of the Company’s Series A Preferred and Series B Preferred Stock, providing for an annual mandatory redemption of 20% of each preferred stock over a five year period, beginning June 30, 2006; and (d) the GEDG Members received certain registration rights covering the 81,746,409 shares of common stock issued under the Purchase Agreement (defined herein).
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

     Dividends. The Preferred Stock accrues dividends quarterly at 6% per annum calculated on a 360 day per year basis. Dividends accrue and become an obligation of the Company each quarter, regardless of whether declared and regardless of whether the Company has funds available to pay such dividends. Dividends are not to be paid except to the extent the Company has funds legally available for such purpose, and any accrued dividends remain an obligation of the Company until paid.
     Mandatory Redemption. Under the original Certificates of Designation for the Preferred Stock (a) we were required to redeem all shares of Preferred Stock during the three years following issuance of the shares, (b) one-third of the shares will be called for redemption on each of the first three anniversary dates of issuance; and (c) the redemption price will be the original investment amount plus all accrued but unpaid dividends. In connection with the GEDG Acquisition, the Certificates of Designation for the Preferred Stock were amended to provide for an annual mandatory redemption of 20% of each preferred stock over a five year period, beginning June 30, 2006. In its discretion, the Company may accelerate redemption of the shares. If the Company and the holders of the shares agree, redemption may be deferred. In any event, shares may not be redeemed except to the extent the Company has funds legally available for such purpose. The redemption terms were amended in the GEDG Acquisition, as described below.
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
Acquisition of GEDG
     On August 19, 2005, the Company completed the acquisition (the “GEDG Acquisition”) of Global Energy Distribution Group, L.L.C. (“GEDG”), the Company’s exclusive master distributor, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”), effective as of July 1, 2005, with GEDG, CND, L.L.C. (“CND”), Recap Group, L.L.C. (“Recap”), Cazatur Group, L.L.C. (“Cazatur”), Allen Wheeler (“Wheeler”), Robert J. Smith (“Smith”), and Quest Capital Alliance, L.L.C. (“Quest”) (CND, Recap, Cazatur, Wheeler, Smith and Quest are the “GEDG Members”). Pursuant to the terms of the Purchase Agreement, the Company purchased from the GEDG Members all of the outstanding membership units in GEDG in exchange for 81,746,409 shares of the Company’s newly-issued common stock. The issuance of shares of the Company’s common stock was made pursuant to an exemption from registration provided by Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”).
     The Purchase Agreement resulted in a change of control of the Company, with CND acquiring (a) 49,865,309 of the Company’s outstanding common stock, representing approximately 52% of the Company’s then outstanding common stock, and (b) the power to vote an additional approximately 5.3 million shares of the Company’s voting preferred stock as the successor trustee under the Voting Trust Agreement, dated January 30, 2004 (the “Series A Voting Trust”), covering all of the outstanding shares of the Company’s Series A Preferred Stock and as trustee under a substantially similar Voting Trust Agreement, dated August 19, 2005 (the “Series B Voting Trust”), covering all of the outstanding shares of the Company’s Series B Preferred Stock (together, the “Voting Trusts”). Holders of the Company’s preferred stock are entitled to 10 votes per share of preferred stock, voting together as a class with the common stock. As of March 31, 2006, CND currently possesses through its ownership of common stock and as trustee of the Voting Trusts, approximately 67% of the total outstanding voting power in the Company.
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
     The Company believes that such change in control triggered the net operating loss limitations under Section 382 of the Internal Revenue Code, resulting in the limitation of the Company’s ability to deduct its pre-change net operating losses against its future income.
     Mr. James Majewski, the manager of CND, is a director of the Company. Mr. Henry Burkhalter, a director of the Company, is the manager of Cazatur, the owner of approximately 10.5% of GEDG prior to the transaction. David Webb, the Chairman of the Board of Directors of the Company, is the manager of Recap, the owner of approximately 10.5% of GEDG prior to the transaction. Steven Fox, a director of the Company is the manager of Quest, the owner of approximately 1.4% of GEDG prior to the transaction. Prior to the closing of the Purchase Agreement, CND acquired approximately 61% of GEDG from the GEDG Members (other than CND) for $2.5 million. CND funded $2.0 million of such purchase price through a financing from International Bankshares Corporation.
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
     As a result of the GEDG Acquisition, CND controls a majority of the Company’s outstanding voting power on all but a limited number of matters. Consequently, CND has the power to select all of the Company’s directors. The Board of Directors has the power to, among other matters, to (a) authorize the Company to enter into, modify and/or perform any agreement, (b) authorize the issuance of additional shares of the Company’s capital stock, subject to applicable law and their duties to the Company, to such persons and on such terms as they deem appropriate, and (c) amend the Company’s bylaws.
     Also as a result of the issuance of shares of Preferred Stock under the terms of the Financing Transaction, the holders of common stock are subject to the rights of the holders of our Preferred Stock as described above. As a result of the issuance of 81,746,409 shares of Common Stock in the GEDG Acquisition, the relative ownership of common stock of each stockholder, and the relative voting power of the outstanding common stock and Preferred Stock, has been substantially diluted. Prior to the Financing Transaction, Neal S. Stubbs, Eugene Cornett, Richard E. Wiles, Quest Capital Alliance, L.L.C. and Thomas H. Hebert each beneficially owned more than 10 percent of the outstanding shares of Common Stock. Following the Financing Transaction and until the GEDG Acquisition, Cazatur and Recap beneficially owned more than 10 percent of the outstanding shares of Common Stock.
Lighting Product Agreement
     During 2005, Global acquired from CND, LLC, and an entity controlled by David Webb and Henry Burkhalter the exclusive right to distribute lighting products. As consideration for this distribution right, Global issued to the affiliate of Mssrs. Webb and Burkhalter a promissory note in the principal face amount of $500,000 and to CNC, LLC a promissory note in the principal face amount of $500,000 (together, the “Notes”). The Notes bear an 8% annual interest rate and mature on September 30, 2015. Payments on the Notes are due at the end of each calendar year during the term of the Notes in an aggregate amount equal to 50 percent of the gross profit derived by Global upon the sales of the lighting product during such calendar year. The entire unpaid principal balance and accrued but unpaid interest owing under the Notes is due at maturity. If all amounts owing under the Notes have not been paid on or before maturity, Global’s exclusive distributor rights will terminate.

Other Transactions
     Pursuant to an Investment Agreement between the Company and one of its principal stockholders, Mr. Robert Smith, the Company borrowed $410,000 from Mr. Smith in 2003, and issued to Mr. Smith, as additional consideration for lending such amounts to the Company, warrants to purchase up to 400,000 shares of our common stock at an exercise price of $1.00 per share and an additional 620,000 shares at an exercise price of $0.50 per share, in each case exercisable for three years from the date of issuance. The Company issued its short-term promissory notes with respect to the borrowed amounts, each bearing interest at 8% per annum and secured by a pledge of substantially all of the assets of the Company. To avoid a default under the notes, in January 2004 the Company issued new 90-day bridge notes in exchange for the old notes. The notes and the warrants described in this paragraph were cancelled as part of the Financing Transaction.
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
     The Company currently holds the exclusive rights to nine U.S. patents and five patent-pending applications pursuant to a series of agreements with the inventor of the underlying technologies. Under the terms of these agreements, the Company has the exclusive right to pursue commercial development of the patented technologies. These agreements are with Mr. Thomas Hebert, an officer and stockholder of the Company. Mr. Hebert is entitled to royalty payments from any sales of the products produced by the Company with the patented technologies. These payments are scheduled to begin in 2004 and are tied to the dollar amount of sales by the Company of products incorporating the patented technologies. The agreements also establish minimum royalty amounts, regardless of the level of sales, if any, required to be paid to Mr. Hebert beginning in 2006. Minimum royalties do not begin until 2006 and are eliminated if the Company manufactures and sells the required number of products each year. No royalty payments are required after the underlying patents expire. In addition to making royalty payments, the Company must use reasonable efforts to generate income on each patent. Failure to comply with a patent assignment or license agreement could result in the loss of the Company’s exclusive right to manufacture and sell products incorporating the patented technology. Most of these patents are essential to the Company’s business plan, and loss of the rights to exploit these patents would seriously jeopardize the Company’s existence.
Item 13. Exhibits and Reports on Form 8-K.
(a) Exhibits
     The following exhibits are filed as part of this Report (exhibits marked have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit No.	Description
3.1(13)	Certificate of Amendment to Amended and Restated Certificate of Incorporation dated December 28, 2004, as filed in the office of the Secretary of State, State of Delaware on January 4, 2005.

3.2(7)	Amended Certificate of Incorporation dated December 31, 2002, as filed in the office of the Secretary of State, State of Delaware on January 6, 2003.

3.3(7)	Bylaws (As amended by the Company’s Board of Directors on December 10, 2002).

4.4(5)	Certificate of Designation of 6% Redeemable Preferred Stock, Series A

4.5(5)	Certificate of Designation of 6% Redeemable Preferred Stock, Series B

4.6(9)	Certificate Of Amendment Of Certificate Of Designation Of Stock — Series A

4.7(9)	Certificate Of Amendment Of Certificate Of Designation Of Stock — Series B

Exhibit No.	Description
4.8(5)	Form of certificate for Common Stock, $.001 par value per share

4.9(5)	Form of certificate for Series A Preferred Stock, $.001 par value per share

4.10(5)	Form of certificate for Series B Preferred Stock, $.001 par value per share

4.11(5)	Form Common Stock Purchase Warrant for persons purchasing shares of Series A Preferred Stock

4.12(5)	Common Stock Purchase Warrant for Turnaround Specialists, L.L.C., dated February 1, 2004

9.1(5)	Voting Trust Agreement among the Company and the holders of Series A Preferred Stock

9.2(10)	Voting Trust Agreement among the Company and the holders of Series B Preferred Stock

10.1(5)	Form of Series A Purchase Agreement dated as of January 30, 2004 between the Company and the purchasers of Series A Preferred Stock

10.2(5)	Series B Purchase Agreement dated as of January 30, 2004 between the Company and Global Energy Acquisition Group, L.L.C.

10.3(5)	Turnaround Services Agreement dated as of January 30, 2004 between the Company and Turnaround Specialists, LLC

10.9(2)	Agreement with the Technical Research and Development Authority

10.10(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 5,970,728

10.11(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,070,423

10.12(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,116,048

10.13(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,167,715

10.14(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,237,359

10.15(3)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,442,903

10.18(7)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,460,358 B1

10.20(4)	Form of Stock Purchase Warrant issued as additional consideration for loans by GEAG to the Company

10.21(4)	Distribution Agreement dated September 26, 2003 with Global Energy Distribution Group, L.L.C. (GEDG)

10.22(4)	License Agreement dated September 26, 2003 with GEDG

10.23(13)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,820,420 B2

10.24(13)	Patent Assignment Agreement with Mr. Thomas Hebert — Patent No. 6,875,285 B2

10.25(8)	Indemnification Agreement, dated December 13, 2005, with Mr. Craig Kitchen. The Company has also entered into substantially similar Indemnification Agreements, each dated December 13, 2005, with each of the directors of the Company, John Bailey, and Michael Pajak, copies of which will be provided to the Commission upon request.

10.26(7)	Global Energy Group, Inc. 2001 Equity Incentive Plan

10.27(8)	Employment Agreement with Mr. Craig Kitchen, dated December 21, 2005

10.28(8)	Employment Agreement with Mr. John Bailey, dated December 21, 2005

10.29(11)	Securities Purchase Agreement

10.30(10)	Registration Rights Agreement

10.31(10)	Resignation of Trustee

10.32(10)	Appointment of Trustee

10.33(14)	Employment Agreement with Mr. Thomas Hebert, dated January 1, 2005.

10.34(8)	Promissory Note by the Company made payable to CND, L.L.C., dated November 8, 2005

10.35(8)	Promissory Note by the Company made payable to Bear Hug, L.L.C., dated November 8, 2005.

10.36(8)	Purchase Agreement dated November 8, 2005, between the Company, Bear Hug, L.L.C., and CND, L.L.C.

21.1(1)	Subsidiaries of the Company

23.1(8)	Consent to use of Report of Independent Certified Public Accountants

31.1(8)	Certification of the Chief Executive Officer and Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1(8) #	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed; incorporated by reference as indicated.

(1)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001, as originally filed on April 11, 2002.

(2)	Incorporated by reference to the same-named exhibit to the Company’s Registration Statement on Form SB-2, Registration No. 333-86208, originally filed on April 12, 2002, as subsequently amended.

(3)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2001, as originally filed on November 26, 2002.

(4)	Incorporated by reference to the same-named exhibit to the Company’s Form 8-K, as originally filed on January 7, 2004.

(5)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as originally filed on April 14, 2004.

(6)	Incorporated by reference to the same-named exhibit to the Company’s Amended Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2002, as originally filed on February 14, 2003.

(7)	Incorporated by reference to the same-named exhibit to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, as originally filed on April 14, 2003.

(8)	Filed herewith.

(9)	Incorporated by reference to the same-named exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, as originally filed on November 22, 2005.

(10)	Incorporated by reference to the same-named exhibit to the Company’s Form 8-K as originally filed on August 25, 2005.

(11)	Incorporated by reference to the same-named exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, as originally filed on August 23, 2005.

(12)	Incorporated by referenced to the same-named exhibit to the Company’s Form 8-K as originally filed on April 3, 2006.

(13)	Incorporated by reference to the same-named exhibit to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004, as filed on June 6, 2005.

(14)	Incorporated by reference to the same-named exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, as originally filed on June 24, 2005.

#	Pursuant to Item 601(b)(32) of SEC Regulation S-K, these exhibits are furnished rather than filed with this Report.
(b) Reports on Form 8-K
Not applicable
Item 14. Principal Accountant Fees and Services
     Baumann, Raymondo & Company served as our independent accountants for the year ended December 31, 2005, and is expected to serve in that capacity for the current year.
     Principal Accountant Fees and Services. Aggregate fees billed for professional services rendered for the Company by Baumann, Raymondo & Company as of and for the years ended December 31, 2005 and 2004, were:

	2005(1)	2004(1)
Audit	$42,340	$44,140
Audit-Related	—	—
Tax	—	—
All Other	—	—

Total	$42,340	$44,140

(1)	The aggregate fees included in “Audit” represent fees for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in all categories represent fees billed during the fiscal years.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas, on this 17th day of April, 2006.

GLOBAL ENERGY GROUP, INC.
By:	/s/ John R. Bailey
John R. Bailey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons and on April 17, 2006.
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

SIGNATURES	TITLE	DATE

/s/ Craig N. Kitchen	President and Chief Executive Officer, and	April 17, 2006
Craig N. Kitchen	Director (Principal Executive Officer)

/s/ John R. Bailey	Chief Financial Officer,Secretary and	April 17, 2006
John R. Bailey	(Principal Financial Officer)

/s/ David E. Webb	Chairman of the Board	April 17, 2006
David E. Webb

/s/ Henry M. Burkhalter	Director	April 17, 2006
Henry M. Burkhalter

/s/ Steven Fox	Director	April 17, 2006
Steven Fox

/s/ James Majewski	Director	April 17, 2006
James Majewski