Form 10QSB
period 2006-03-31
GLOBAL ENERGY GROUP INC
filed 2006-05-22
CIK 1099358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2006

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☐☑
As of May 19, 2006, there were 100,000,000 shares of our common stock, $.001 par value per share, outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited financial statements of Global Energy Group, Inc., a Delaware corporation (“Global” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$56,268	$4,176
Accounts receivable, net of allowance for bad debt of $0 in 2006 and $0 in 2005	44,454	64,114
Inventory	327,197	179,225
Prepaid expenses	10,005	—

Total current assets	437,924	247,515
FURNITURE AND EQUIPMENT,
Net of accumulated depreciation of $8,971 in 2006 and $7,686 in 2005	22,611	14,650
OTHER ASSETS
Deposits	11,334	11,334
Patents, net of accumulated amortization of $56,469 in 2006 and $51,981 in 2005	261,941	246,591
Licenses, net of accumulated amortization of $41,667 in 2006 and $16,667 in 2005	958,333	983,333
Goodwill	15,595,665	15,595,665

Total other assets	16,827,273	16,836,923
TOTAL ASSETS	$17,287,808	$17,099,088

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31,	December 31,
	2006	2005
CURRENT LIABILITIES
Accounts payable and accrued expenses	$650,067	$625,544
Dividends payable	252,669	171,056
Royalty payable, current portion	15,000	15,000
Due to affiliate	918,538	747,300
Preferred shares subject to mandatory redemption — current portion	1,058,779	1,058,779

Total current liabilities	2,895,053	2,617,679
LONG TERM LIABILITIES
Royalty payable, net of current portion	180,866	183,479
Notes payable-affiliate	1,000,000	1,000,000
Preferred shares subject to mandatory redemption — net of current	4,235,118	4,235,118

Total long term liabilities	5,415,984	5,418,597

TOTAL LIABILITIES	8,311,037	8,036,276
STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized, 2,453,615 of Series A and 2,840,282 of Series B issued as “shares subject to mandatory redemption” as of March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding as of March 31, 2006; and 95,832,117 shares issued and outstanding as of December 31, 2005, respectively	100,000	95,832
Additional paid-in capital	21,280,125	20,992,541
Retained (deficit)	(12,403,354)	(12,025,561)

Total stockholders’ (deficit)	8,976,771	9,062,812

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$17,287,808	$17,099,088

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended March 31,
	2006	2005
REVENUES	$285,518	$43,990
COST OF GOODS SOLD	177,942	31,651

GROSS PROFIT	107,576	12,339
OPERATING EXPENSES
Consulting	52,542	18,164
Salaries and benefits	124,623	78,927
Legal and accounting	4,578	15,416
Research and development	31,095	2,729
Sales and marketing	—	—
General and administrative	171,125	200,970

TOTAL OPERATING EXPENSES	383,963	316,206

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(276,387)	(303,867)
OTHER INCOME (EXPENSE)
Dividend expense	(81,613)	(74,567)
Interest (expense)	(20,005)	(597)
Other income	212	—

TOTAL OTHER (EXPENSE)	(101,406)	(75,164)

(LOSS) BEFORE INCOME TAXES	(377,793)	(379,031)
INCOME TAXES	—	—
NET (LOSS)	$(377,793)	$(379,031)

LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.03)
Fully diluted	$(0.00)	$(0.03)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	98,193,917	13,870,708
Fully diluted	98,193,917	13,870,708
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(377,793)	$(379,031)
Adjustments to reconcile net loss to cash (used) in operating activities:
Amortization	29,488	3,645
Bad debt expense	—	1,200
Depreciation	1,284	5,023
(Increase) decrease in assets:
Accounts receivable	19,660	20,652
Inventory	(147,972)	166
Prepaid expenses and other assets	(10,004)	2,021
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	277,373	65,833

Total adjustments	169,829	98,540

Net cash (used) in operating activities	(207,964)	(280,491)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(19,838)	(7,970)
Acquisition of furniture and equipment	(9,245)	—

Net cash (used) in investing activities	(29,083)	(7,970)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	—	264,237
Proceeds from common stock	291,752	—
Repayment of royalty payable	(2,613)	(3,937)

Net cash provided by financing activities	289,139	260,300
NET (DECREASE) INCREASE IN CASH	52,092	(28,161)
CASH, BEGINNING OF THE PERIOD	4,176	13,362
CASH, END OF THE PERIOD	$56,268	$(14,799)

SCHEDULE OF NONCASH TRANSACTIONS
Conversion of debt to preferred stock	$—	$—
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2006
AND FOR THE YEAR ENDED DECEMBER 31, 2005

			ADDITIONAL
	COMMON		PAID–IN	RETAINED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL
BALANCE DECEMBER 31, 2004	13,870,708	$13,871	$5,509,035	$(10,675,630)	$(5,152,724)
Employee exercise of options	40,000	40	360	—	400
Common shares issued	81,921,409	81,921	15,483,146	—	15,565,067
Net loss for the year	—	—	—	(1,349,931)	(1,349,931)

BALANCE DECEMBER 31, 2005	95,832,117	$95,832	$20,992,541	$(12,025,561)	$9,062,812
Common shares issued	4,167,883	4,168	287,584	—	291,752
Net loss for the quarter	—	—	—	$(377,793)	$(377,793)
BALANCE MARCH 31, 2006	100,000,000	$100,000	$21,280,125	$(12,403,354)	$8,976,771

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
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
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company’s financial statements for the period ended December 31, 2005.
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
March 31, 2006
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
Financial Instruments
The Company estimates that the fair value of all financial instruments at March 31, 2006 and December 31, 2005 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.
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
Patents
The costs associated with the internal development of Global’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 20 year period, consistent with current patent lives. Amortization expense for the quarters ended March 31, 2006 and 2005 was $4,488 and $3,645, respectively.
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
March 31, 2006
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

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
NOTE C — DEBT CONVERSION TRANSACTION
In January, 2004, Global’s board of directors approved and the Company completed a financing transaction which is described in greater detail in Form 10-KSB for year ending December 31, 2004, as amended. As a result of the transaction, $3,349,924 amount of notes payable (including accrued interest), accrued amounts owing, and deferred salaries payable for two stockholders, were converted into 2,453,615 shares of Series A preferred stock and 896,309 shares of Series B preferred stock. The holders of the preferred stock have preference over the common stock and are entitled to receive a 6% cumulative cash dividend to be paid quarterly. In addition, there is a mandatory redemption, by the Company, on the anniversary date of each issuance. Therefore, the preferred shares are classified as liabilities rather than equity.
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

	Principal	Dividends
Series A Preferred Stock	$—	$118,213
Series B Preferred Stock	—	134,454

Total	$—	$252,669
The Company must utilize any and all funds legally available to eliminate such default immediately upon such funds becoming available.
NOTE E — GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through

March 31, 2006. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.
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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended. This discussion and analysis contains forward-looking statements including statements using terminology such as “may,” “will,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue,” or a similar negative phrase or other comparable terminology regarding beliefs, hopes, plans, expectations or intentions for the future. This discussion and analysis contains forward-looking statements that involve various risks and uncertainties. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain and the actual results and timing of certain events could differ materially from our current expectations. Factors that could cause or contribute to such a difference include, but are not limited to, those appearing under the caption “Risk Factors” set forth under Item 1 of our Report on Form 10-KSB for the year ended December 31, 2005, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Recent Developments
On February 21, 2006, Global completed a financing transaction whereby Global issued an aggregate of 4,167,883 common shares to Hal and Carole Cole, Cole Group LLC, and Cole Consulting Pension for a purchase price of $0.07 per share or $291,000. The proceeds of the transaction were used for current operations and trade payables. These securities were issued by the Company in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and/or pursuant to Rule 506 of Regulation D promulgated thereunder.
Results of Operations — Three months ended March 31, 2006 compared to Three months ended March 31, 2005
Revenues. Revenues increased by $242,000, or 449%, to $286,000 from $44,000. This increase is primarily due to increased sales of the company’s EER+ products during the three months ended March 31, 2006.
Cost of Goods Sold. Cost of goods sold increased by $146,000, or 362%, to $178,000 from $32,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit increased by $95,000, or 671%, to $106,000 from $12,000. This increase in gross profit is due to the higher sales volume and an increase in the gross profit margin percentage to 38% for the three months ended March 31, 2006 compared to 28% for the three months ended March 31, 2005. The gross profit margin percentage increased because of a more favorable mix of higher profit margin products sold during the first quarter of 2006.

Operating Expenses. Operating expenses increased by $68,000, or 28%, to $384,000 from $316,000. The increase was driven mainly by increased spending on salaries and benefits, and consulting. The increase in salaries and benefits is due to the Company adding additional employees in 2006 to service the increased order volume. The increase in consulting expenses is due additional information technology support.
Other Income (Expense). Other income (expense) increased $26,000, or 35%, to an expense of $101,000 from an expense of $75,000. This increase was driven by increased dividend expense due to a higher number of Preferred B shares outstanding in the first quarter of 2006 then 2005, and by increased interest expense due to the notes payable to affiliates used to purchase the exclusive right by Global to sell lighting with our HVAC product.
Commitments
In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at March 31, 2006 was $587,598, which consisted of the unpaid funded liability of $195,866 and related royalty expense of $391,732. The estimated future maturities of this payable are shown in the table below.
In connection with the Company’s rights to use its patents, there are associated minimum royalties due for each patent. If the Company decided not to continue to pursue any individual patent, it would be relieved of the minimum royalty payments associated with that patent. The table below presents the minimum royalties due based upon the patents the Company has the rights to pursue as of March 31, 2006. The Company has a current material commitment with its landlords. Global leases a 3,000 square foot facility in an industrial park in Odessa, Florida for research and development. The lease runs through April 2007. The current lease amount is $8.35 per square foot annually ($2,089 monthly, including rent, insurance, taxes and other pass through items). The Company leases 3,751 square feet in Scottsdale, Arizona for executive offices. The current lease amount is $26.50 per square foot annually ($8,238 monthly, including insurance, taxes, and other pass through items). The lease is for 36 months, commencing March 1, 2006. The Company leases 1,472 square feet in Plano, Texas as its headquarters. The current lease amount is $40.76 per square foot annually ($5,000 monthly, including insurance, taxes, and other pass through items). The lease is for 46 months, commencing October 1, 2005. The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of March 31, 2006:
The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of March 31, 2006:

	Payments due by Period
		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years
Royalty payable to TRDA	$587,598	$15,000	$45,000	$65,000	$462,598
Minimum royalty payments under patent assignments (1)	6,781,389	40,000	360,000	833,750	5,547,639
Preferred stock	5,293,895	1,058,779	2,117,558	1,058,779	1,058,779
Operating leases	517,068	138,346	327,155	51,567	—

Total contractual cash obligations	$13,179,950	$1,252,125	$2,849,713	$2,009,096	$7,069,016

Liquidity And Capital Resources
     On March 31, 2006, Global had cash and cash equivalents of $56,000 and a working capital deficit of $2.5 million, as compared to cash and cash equivalents of $4,000 and working capital deficit of $2.4 million at December 31, 2005. In the three months ended March 31, 2006, net cash used in operating activities was $210,000, net cash used in investing activities was $29,000, and net cash provided by financing activities was $289,000. In the three months ended March 31, 2005, net cash used in operating activities was $280,000, net cash used in investing activities was $8,000, and net cash provided by financing activities was $260,000.
     The liquidity needs of the Company in 2006 are expected to continue to arise mostly from the Company’s operating activities and in part from capital expenditures for research and development, and for patents.
     The actual amount of financing that will be needed for the remainder of 2006 will depend upon the amount of cash needed for operations, which will be impacted by cash generated from product sales. Although the Company is hopeful that product sales will increase significantly in the remainder of 2006, there can be no assurance that the Company will achieve its product sales goals or that, even if such product sales goals are achieved, that gross margins and operating expenses will be within targeted levels.
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

PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.
Although dividends on our Series A Preferred Stock and Series B Preferred Stock are payable if and when declared by the Board of Directors, the terms of the Series A Preferred Stock and Series B Preferred Stock provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series A Preferred Stock and Series B Preferred Stock since the issuance of the Series A Preferred Stock and Series B Preferred Stock. As of March 31, 2006, the amount of the total accrued unpaid dividends on the outstanding Series A Preferred Stock and Series B Preferred Stock is $118,215 and $134,454, respectively.
Item 4. Submission of Matters to a Vote of Security Holders
The 2005 Annual Meeting of Stockholders was held on December 30, 2005, then adjourned until January 16, 2006, for the purpose of electing directors and confirming the appointment of Baumann, Raymondo & Company, P.A. as the Company’s independent auditor for the fiscal year ending December 31, 2005. At the meeting, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Exchange Act”), there was no solicitation in opposition to any of the nominees and each of Craig N. Kitchen, Henry M. Burkhalter, Steven W. Fox, David E. Webb, and Jim Majewski receiving 135,008,992 votes “for” appointment, with 8,571 “abstain” votes. The stockholders also approved the appointment of Baumann, Raymondo & Company, P.A. as our independent auditor for the 2005 fiscal year. The appointment of Baumann, Raymondo & Company, P.A. was ratified with 135,012,863 votes in favor, 3,500 votes against and 1,200 votes abstaining.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit No.		Description
Exhibit 31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2		Certification of the Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	–	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By: /s/ Craig N. Kitchen	By:	/s/ John R. Bailey

Craig N. Kitchen		John R. Bailey
President and Chief Executive Officer		Chief Financial Officer, Treasurer,
and Secretary

Date: May 19, 2006		Date: May 19, 2006