Form 10QSB
period 2006-06-30
GLOBAL ENERGY GROUP INC
filed 2006-08-22
CIK 1099358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2006

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
As of August 21, 2006, there were 100,000,000 shares of Common Stock, $.001 par value outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying financial statements of Global Energy Group, Inc., a Delaware corporation (“Global Energy” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,	December 31,
	2006	2005
	(unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash	$—	$4,176
Accounts receivable, net of allowance for bad debt of $0 in 2006 and $0 in 2005	71,554	64,114
Inventory	6,325	179,225
Prepaid expenses	10,002	—

Total current assets	87,881	247,515

FURNITURE AND EQUIPMENT,
Net of accumulated depreciation of $10,593 in 2006 and $7,686 in 2005	22,281	14,650
OTHER ASSETS
Deposits	11,334	11,334
Patents, net of accumulated amortization of $61,408 in 2006 and $51,981 in 2005	290,299	246,591
Licenses, net of accumulated amortization of $66,667 in 2006 and $16,667 in 2005	933,333	983,333
Goodwill	15,595,665	15,595,665

Total other assets	16,830,631	16,836,923

TOTAL ASSETS	$16,940,793	$17,099,088

Note:The balance sheet at December 31, 2005, has been derived from the Audited Consolidated Financial Statements at that date.
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT JUNE 30, 2006 AND DECEMBER 31, 2005

	June 30,	December 31,
	2006	2005
	(unaudited)	(Note)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$563,902	$625,544
Dividends payable	335,473	171,056
Royalty payable, current portion	15,000	15,000
Due to affiliates	902,539	747,300
Notes payable-senior secured	81,040	—
Preferred shares subject to mandatory redemption – current portion	2,117,559	1,058,779

Total current liabilities	4,015,513	2,617,679

LONG TERM LIABILITIES
Royalty payable, net of current portion	180,866	183,479
Notes payable-affiliates	1,000,000	1,000,000
Preferred shares subject to mandatory redemption – net of current	3,176,338	4,235,118

Total long term liabilities	4,357,204	5,418,597

TOTAL LIABILITIES	8,372,717	8,036,276

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized, 2,453,615 of Series A and 2,840,282 of Series B issued as “shares subject to mandatory redemption” as of June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding as of June 30, 2006; and 95,832,117 shares issued and outstanding as of December 31, 2005, respectively	100,000	95,832
Additional paid-in capital	21,310,795	20,992,541
Retained (deficit)	(12,842,719)	(12,025,561)

Total stockholders’ (deficit)	8,568,076	9,062,812

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$16,940,793	$17,099,088

Note:The balance sheet at December 31, 2005, has been derived from the Audited Consolidated Financial Statements at that date.
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005

REVENUES	$738,374	$194,588	$1,023,892	$238,578
COST OF GOODS SOLD	512,600	222,539	690,542	254,190

GROSS PROFIT	225,774	(27,951)	333,350	(15,612)

OPERATING EXPENSES
Consulting	82,500	37,136	135,042	55,300
Salaries and benefits	194,670	124,339	319,293	203,266
Legal and accounting	22,738	106,411	27,316	121,827
Research and development	31,263	532	62,358	3,261
Sales and marketing	22,940	534	22,940	534
General and administrative	208,223	84,508	379,348	285,478

TOTAL OPERATING EXPENSES	562,334	353,460	946,297	669,666

(LOSS) BEFORE OTHER INCOME (EXPENSES)	(336,560)	(381,411)	(612,947)	(685,278)

OTHER INCOME (EXPENSE)
Loss on disposal of assets	—	(27,698)	—	(27,698)
Dividend expense	(82,804)	(81,482)	(164,417)	(156,049)
Interest (expense)	(20,000)	(1,135)	(40,005)	(1,732)
Other income	—	187,500	212	187,500

TOTAL OTHER (EXPENSE)	(102,804)	77,185	(204,210)	2,021

(LOSS) BEFORE INCOME TAXES	(439,364)	(304,226)	(817,157)	(683,257)
INCOME TAXES	—	—	—	—

NET (LOSS)	$(436,364)	$(304,226)	$(817,157)	$(683,257)

LOSS PER COMMON SHARE
Basic	$(0.00)	$(0.02)	$(0.01)	$(0.05)

Fully diluted	$(0.00)	$(0.02)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	100,000,000	13,898,840	98,825,624	13,884,852

Fully diluted	100,000,000	13,898,840	98,825,624	13,884,852

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(817,157)	$(683,257)

Adjustments to reconcile net loss to cash (used) in operating activities:
Amortization of disc. on notes payable	—	—
Amortization	59,427	7,486
Bad debt expense	—	1,200
Depreciation	2,906	6,029
(Increase) decrease in assets:
Accounts receivable	(7,440)	(79,724)
Inventory	172,900	124,439
Prepaid expenses and other assets	(10,003)	3,066
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	102,775	(37,530

Total adjustments	320,565	24,966

Net cash (used) in operating activities	(496,592)	(658,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(53,135)	(32,595)
Loss on disposal of assets	—	27,698
Acquisition of furniture and equipment	(10,537)	—

Net cash (used) in investing activities	(63,672)	(4,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	—	604,519
Proceeds from stock option exercises	—	400
Proceeds from common stock	322,422	—
Proceeds from promissory notes	236,279	—
Repayment of royalty payable	(2,613)	(3,937)

Net cash provided by financing activities	556,088	600,982

NET (DECREASE) INCREASE IN CASH	(4,176)	(62,206)
CASH, BEGINNING OF THE PERIOD	4,176	13,362

CASH, END OF THE PERIOD	$—	$(48,844)

SCHEDULE OF NONCASH TRANSACTIONS
Conversion of debt to preferred stock	$—	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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
Revenue and Cost Recognition
The Company recognizes revenue principally from sales of equipment and lighting as follows:
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
Lighting sales
The Company’s transactions that are lighting sales are done on a turnkey basis. The Company partners with lighting product manufacturers and installers, selling a lighting solution along with our patented HVAC product. Sales are documented by a purchase order signed by the Company’s customer. Under these customary terms, title to the product passes when the product is installed and the customer accepts the job as complete. The Company provides no separate return rights. The Company records revenue when title to the product is transferred.

Accounts Receivable
The Company’s trade accounts receivable result from the sale of its products and services with its projects, and consist primarily of amounts due from both private companies and governmental entities. Global uses the specific identification method to account for uncollectible accounts receivable.

GLOBAL ENERGY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
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
Financial Instruments
The Company estimates that the fair value of all financial instruments at June 30, 2006 and December 31, 2005 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.
Inventories
Inventories consist primarily of raw inventory stated at the lower of cost (first-in, first-out method) or market.
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
Patents
The costs associated with the internal development of Global’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 20 year period, consistent with current patent lives. Amortization expense for the quarters ended June 30, 2006 and 2005 was $29,939 and $3,841, respectively; and for the years ended June 30, 2006 and 2005 was $59,427 and $7,485 respectively.
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
June 30, 2006
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
June 30, 2006
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

	Principal	Dividends
Series A Preferred Stock	$—	$156,565
Series B Preferred Stock	—	178,907

Total	$—	$335,472
The Company must utilize any and all funds legally available to eliminate such default immediately upon such funds becoming available.
NOTE E — GOING CONCERN
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through June 30, 2006. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.
In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. However, there is no guarantee that management will be successful in procuring any outside funding, or if such funding does become available, that such funding will be on terms acceptable to the Company.
NOTE F — STOCK-BASED COMPENSATION
During the quarter ended June 30, 2006, no options were issued. As of June 30, 2006, options to purchase 1,840,000 common shares were outstanding with a weighted average exercise price of $0.09 per share. Total compensation expense for stock options was $31,000 for the six months ended June 30, 2006.
NOTE G — SEGMENT INFORMATION
The Company has two lines on business, HVAC and lighting. The Company uses gross profit (loss), which consists of segment revenues less segment cost of goods sold, to measure segment profit of loss.
The following is a summary of certain financial information by reportable segment for the three and six months ended June 30, 2006:

	Three Months Ended June 30,
	2006		2005
				Operating
		Operating		Income
	Revenues	Income (Loss)	Revenues	(Loss)

HVAC	$419,873	$70,198	$194,588	$(27,951)
Lighting	318,501	155,576	—	—

Total	$738,374	$225,774	$194,588	$(27,951)

	Six Months Ended June 30,
	2006		2005
		Gross		Operating
		Profit		Income
	Revenues	(Loss)	Revenues	(Loss)

HVAC	$705,391	$177,774	$238,578	$(15,612)
Lighting	318,501	155,576	—	—

Total	$1,023,892	$333,350	$238,578	$(15,612)

NOTE H — RELATED PARTY TRANSACTIONS
The Company had significant sales to CND, LLC (“CND”), majority owner of GEG. For the three months and six months ended June 30, 2006, the Company sold approximately $43,000 and $317,000 respectively of product. The Company also had significant sales to Cherokee Nation Industries, Inc. (“CNI”), a subsidiary of the Cherokee Nation which owns CND. For the three months and six months ended June 30, 2006, the Company sold approximately $650,000 and $650,000 respectively of product.

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
Overview
Global invents, develops and commercializes new technologies that improve the energy efficiency of existing products and processes. Our particular focus is on thermodynamics, heat transfer and heat exchange, which are important to the heating, ventilation, air conditioning, and refrigeration industries. Global also offers lighting product sold in conjunction with our patented HVAC product. Global markets its products to federal, state and municipal governments as well as many private corporations. Global also intends to provide its products and services to the traditional residential and commercial heating, air conditioning, refrigeration and ice machine markets.
The majority of our expenses are contributed to Global’s fixed operating costs, which includes salaries, consulting, legal, and insurance. Global believes that significantly higher sales levels are needed before it may be able to generate profits.
Recent Developments
On June 30, 2006, Global signed a new agreement with Tom Hebert, Global’s Chief Technology Officer, relating to assignment of patents pertaining to Global’s current and future products. Under the terms of the new patent assignment agreement, Mr. Hebert is to receive a smaller minimum royalty for 2006 than was previously agreed to. In addition, the required date to achieve commercialization of a patent was extended on certain of the patents postponing the date of any required minimum royalty payments.
On June 23, 2006, Global became aware of a lawsuit filed in the Eastern District Court of Oklahoma on behalf of seven members of the Cherokee Nation Board against Benny Dixon, not affiliated with Global, and Jim Majewski, a director of Global and former President of CND, majority owners of Global, and Chad Smith, principal chief of the Cherokee Nation. The lawsuit alleges that Mr. Dixon and Mr. Majewski committed fraud by using specifically allocated money to purchase CND’s interest in Global. Subsequently, Mr. Dixon resigned his position with CND. At this time, Global is not named as a defendant. However, it has been alleged that Global has filed misleading and fraudulent financial statements.
On June 7, 2006, Global converted unsecured loans classified as Due to Affiliates from Global Financial Group, LLC, to Senior Secured Notes secured by all of our assets.
On June 1, 2006, Global was notified by CNI that Global must pre-pay for all orders and that CNI will not extend us any vendor credit under contractual terms.
On April 21, 2006, Global received notice from the Division of Corporate Finance with the Securities and Exchange Commission (“SEC”), asking for information pertaining to Global’s purchase of Global Energy Distribution Group, LLC (“GEDG”) in 2005. The SEC believes Global may have incorrectly accounted for the transaction. The SEC believes Global should have accounted for the transaction either using the pooling method of accounting, or using the equity method of accounting as a reverse merger between GEDG and Global. Global has discussed the matter with our Independent Auditors as well as corporate counsel. Global believes the transaction has been properly accounted for; however, pending the outcome, Global may have to restate financial results for the periods ending September 30th, 2005, December 31, 2005, March 31, 2006, and June 30, 2006, if the SEC requires restatement.
On February 21, 2006, Global completed a financing transaction whereby Global issued 4,167,883 common shares at a cost of $0.07 to Hal and Carole Cole, Cole Group LLC, and Cole Consulting Pension. The proceeds of the transaction were used for current operations and trade payables. These securities were issued by the Company in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and/or pursuant to Rule 506 of Regulation D promulgated thereunder.
Results of Operations — Three months ended June 30, 2006 compared to Three months ended June 30, 2005
Revenues. Revenues increased by $544,000, or 280%, to $738,000 from $195,000. This increase is primarily due to increased sales of the company’s EER+ products and lighting products during the three months ended June, 2006.
Cost of Goods Sold. Cost of goods sold increased by $290,000, or 130%, to $513,000 from $223,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit increased by $254,000, or 907%, to $226,000 from ($28,000). This increase in gross profit is due to the higher sales volume and an increase in the gross profit margin percentage to 31% for the three months ended June 30, 2006 compared to (14%) for the three months ended June 30, 2005. The gross profit margin percentage increased because of a more favorable mix of higher profit margin products sold during 2006, specifically lighting product.
Operating Expenses. Operating expenses increased by $192,000, or 16%, to $546,000 from $353,000. The increase was driven mainly by increased spending on salaries and benefits, consulting, insurance, and amortization. The increase in salaries and benefits is due to the Company adding employee headcount in 2006 due to increased order volume. The increase in consulting expenses is due additional information technology support and supply chain support. The increase in insurance is due to increased healthcare costs due to additional headcount. The increase in amortization is due to increased expenditures to maintain our patent portfolio and additional amortization due to our license to sell lighting product.
Other Income (Expense). Other income (expense) increased ($180,000), or 233%, to an expense of $103,000 from an income of $77,000. This increase was driven by increased dividend expense due to a higher number of Preferred B shares outstanding in 2006 then 2005, and by increased interest expense due to the notes payable affiliate used to purchase the exclusive right by Global to sell lighting with our HVAC product. Also, in 2005, the company had other income of $187,000 related to forgiveness of dividends.
Results of Operations — Six months ended June 30, 2006 compared to Six months ended June 30, 2005
Revenues. Revenues increased by $786,000, or 329%, to $1,024,000 from $239,000. This increase is primarily due to increased sales of the company’s EER+ products and lighting products during the six months ended June 30, 2006.
Cost of Goods Sold. Cost of goods sold increased by $436,000, or 172%, to $691,000 from $254,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit increased by $350,000, or 2,237%, to $334,000 from ($16,000). This increase in gross profit is due to the higher sales volume and an increase in the gross profit margin percentage to 33% for the six months ended June 30, 2006 compared to (7%) for the six months ended June 30, 2005. The gross profit margin percentage increased because of a more favorable mix of higher profit margin products sold during 2006, specifically lighting product.
Operating Expenses. Operating expenses increased by $276,000 or 41%, to $930,000 from $670,000. The increase was driven mainly by increased spending on salaries and benefits, consulting, and amortization. The increase in salaries and benefits is due to the Company adding employee headcount in 2006 due to increased order volume. The increase in consulting expenses is due additional information technology support and supply chain support. The increase in amortization is due to increased expenditures to maintain our patent portfolio and additional amortization due to our license to sell lighting product.

Other Income (Expense). Other income (expense) increased ($206,000), or 10,000%, to an expense of ($204,000) from an income of $2,000. This increase was driven by increased dividend expense due to a higher number of Preferred B shares outstanding in 2006 then 2005, and by increased interest expense due to the notes payable affiliate used to purchase the exclusive right by Global to sell lighting with our HVAC product. Also, in 2005, the company had other income of $187,000 related to forgiveness of dividends.
Commitments
In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at June 30, 2006 was $587,598, which consisted of the unpaid funded liability of $195,866 and related royalty expense of $391,732. The estimated future maturities of this payable are shown in the table below.
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
The Company has a current material commitment with its landlords. Global leases a 3,000 square foot facility in an industrial park in Odessa, Florida. The lease runs through April 2007. The current lease amount is $8.35 per square foot annually ($2,089 monthly, including rent, insurance, taxes and other pass through items). The Company leases 3,751 square feet in Scottsdale, Arizona. The current lease amount is $26.50 per square foot annually ($8,238 monthly, including insurance, taxes, and other pass through items). The lease is for 36 months, commencing March 1, 2006. The Company leases 1,472 square feet in Plano, Texas. The current lease amount is $40.76 per square foot annually ($5,000 monthly, including insurance, use of furniture and office equipment, and other pass through items). The lease is for 46 months, commencing October 1, 2005.
The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of June 30, 2006:

	Payments due by Period
		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years
Royalty payable to TRDA	$587,598	$15,000	$45,000	$65,000	$462,598
Minimum royalty payments under patent assignments	6,806,389	77,500	427,500	897,500	5,403,889
Preferred stock	8,470,236	2,117,559	4,235,118	2,117,559	—
Operating leases	470,953	180,285	239,101	51,567	—

Total contractual cash obligations	$16,335,176	$2,390,344	$4,946,719	$3,131,626	$5,866,487

Liquidity And Capital Resources
On June 30, 2006, Global had cash and cash equivalents of $0 and a working capital deficit of $3.9 million, as compared to cash and cash equivalents of $4,000 and working capital deficit of $2.4 million at December 31, 2005. In the six months ended June 30, 2006, net cash used in operating activities was $497,000, net cash used in investing activities was $64,000, and net cash provided by financing activities was $556,000. In the six months ended June 30, 2005, net cash used in operating activities was $658,000, net cash used in investing activities was $5,000, and net cash provided by financing activities was $601,000. Global converted unsecured loans classified as Due to Affiliates from Global Financial Group, LLC, to Senior Secured Notes secured by all of our assets.
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
Item 3. Controls And Procedures
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer believe that these procedures are effective.
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management’s general or specific authorization and that transactions are recorded as necessary: There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2006.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On June 23, 2006, Global became aware of a lawsuit filed in the Eastern District Court of Oklahoma on behalf seven members of the Cherokee Nation Board against Benny Dixon, not affiliated with Global, and Jim Majewski, a director of Global and former President of CND, majority owners of Global, and Chad Smith, principal chief of the Cherokee Nation. The lawsuit alleges that Mr. Dixon and Mr. Majewski committed fraud by using specifically allocated money to purchase CND’s interest in Global. Subsequently, Mr. Dixon resigned his position with CND. At this time, Global is not named as a defendant. However, it has been alleged that Global has filed misleading and fraudulent financial statements.
Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities.
On February 21, 2006, Global completed a financing transaction whereby Global issued 4,167,883 common shares at a cost of $0.07 to Hal and Carole Cole, Cole Group LLC, and Cole Consulting Pension. The proceeds of the transaction were used for current operations and trade payables. These securities were issued by the Company in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and/or pursuant to Rule 506 of Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities.
Although dividends on our Series A Preferred Stock and Series B Preferred Stock are payable if and when declared by the Board of Directors, the terms of the Series A Preferred Stock and Series B Preferred Stock provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series A Preferred Stock and Series B Preferred Stock since the issuance of the Series A Preferred Stock and Series B Preferred Stock. As of June 30, 2006, the amount of the total accrued unpaid dividends on the outstanding Series A Preferred Stock and Series B Preferred Stock is $156,565 and $178,907, respectively.
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit No.		Description
Exhibit 10.1	–	Second Amendment to Assignment and Agreement between Global Energy and Tom Hebert.

Exhibit 31.1	–	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	–	Certification of the Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	–	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Reports on Form 8-K:

Date	Description
April 3, 2006	Global Energy filed a report on Form 8-K to report the hiring of Paul Williams as Chief Operating Officer and the Sale of 4,167,883 shares of Common Stock for approximately $300,000

May 4, 2006	Global Energy filed a report on Form 8-K to report the completion of the Tribal Complex

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By:	/s/ Craig N. Kitchen	By:	/s/ John R. Bailey

	Craig N. Kitchen		John R. Bailey
	President and Chief Executive Officer		Chief Financial Officer, Treasurer, and Secretary

	Date: August 21, 2006		Date: August 21, 2006