Form 10QSB
period 2006-09-30
GLOBAL ENERGY GROUP INC
filed 2006-11-20
CIK 1099358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act
Commission File No. 000-31505
Global Energy Group, Inc.
(Exact name of Registrant as specified in its Charter)

Delaware	23-3020677
(State or jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5000 Legacy Drive, Suite 470
Plano, Texas	75240
(Address of Principal Executive Offices)	(Zip Code)
(972) 943-6040
(Issuer’s telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☐☑
As of November 20, 2006, there were 100,000,000 shares of Common Stock, $.001 par value outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The accompanying unaudited financial statements of Global Energy Group, Inc., a Delaware corporation (“Global Energy” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(unaudited)	(Note)
ASSETS
CURRENT ASSETS
Cash	$—	$4,176
Accounts receivable, net of allowance for bad debt of $0 in 2006 and $0 in 2005	54,734	64,114
Inventory	—	179,225
Prepaid expenses	10,341	—

Total current assets	65,075	247,515

FURNITURE AND EQUIPMENT
Net of accumulated depreciation of $12,236 in 2006 and $7,686 in 2005	20,638	14,650

OTHER ASSETS
Deposits	8,196	11,334
Patents, net of accumulated amortization of $66,672 in 2006 and $51,981 in 2005	317,742	246,591
Licenses, net of accumulated amortization of $91,667 in 2006 and $16,667 in 2005	908,333	983,333
Goodwill	4,126,668	15,595,665

Total other assets	5,360,939	16,836,923

TOTAL ASSETS	$5,446,652	$17,099,088

Note: The balance sheet at December 31, 2005, has been derived from the Audited Consolidated Financial Statements at that date.
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS (continued)
AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

	September 30,	December 31,
	2006	2005
	(unaudited)	(Note)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$725,881	$625,544
Dividends payable	419,467	171,056
Royalty payable, current portion	15,000	15,000
Due to affiliates	940,250	747,300
Note payable-senior secured	279,290	—
Preferred shares subject to mandatory redemption — current portion	2,117,559	1,058,779

Total current liabilities	4,461,447	2,617,679

LONG TERM LIABILITIES
Royalty payable, net of current portion	180,866	183,479
Notes payable-affiliates	1,000,000	1,000,000
Shares subject to mandatory redemption — net of current	3,176,338	4,235,118

Total long term liabilities	4,357,204	5,418,597

TOTAL LIABILITIES	8,818,651	8,036,276

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value 10,000,000 shares authorized, 2,453,615 of Series A and 2,840,282 of Series B issued as “shares subject to mandatory redemption” as of September 30, 2006 and December 31, 2005 respectively	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding as of September 30, 2006; 95,832,117 shares issued and outstanding as of December 31, 2005	100,000	95,832
Additional paid-in capital	21,314,271	20,992,541
Retained (deficit)	(24,786,270)	(12,025,561)

Total stockholders’ equity (deficit)	(3,371,999)	9,062,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,446,652	$17,099,088

Note: The balance sheet at December 31, 2005, has been derived from the Audited Consolidated Financial Statements at that date.
The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
REVENUES	$—	$143,043	$1,023,892	$381,621
COST OF GOODS SOLD	—	108,352	690,542	362,542

GROSS PROFIT	—	34,691	333,350	19,079

OPERATING EXPENSES
Consulting	47,458	127,245	182,500	182,545
Salaries and benefits	147,367	84,459	466,660	287,725
Legal and accounting	16,861	170,070	44,177	291,897
Research and development	28,209	(2,542)	90,567	719
Sales and marketing	9,123	—	32,063	534
General and administrative	115,352	217,831	494,700	503,311

TOTAL OPERATING EXPENSES	364,370	597,063	1,310,667	1,266,731

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)	(364,370)	(562,372)	(977,317)	(1,247,652)

OTHER INCOME (EXPENSE)
Amortization of discount on notes payable	—	—	—	(27,698)
Dividend expense	(83,995)	(84,933)	(248,412)	(240,982)
Interest income (expense)	(26,191)	(1,210)	(66,196)	(2,942)
Impairment loss	(11,468,997)	—	(11,468,997)	—
Other income	—	380,124	212	567,622

TOTAL OTHER INCOME (EXPENSE)	(11,579,183)	293,981	(11,783,393)	296,000

INCOME (LOSS) BEFORE INCOME TAXES	(11,943,553)	(268,391)	(12,760,710)	(951,652)
INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(11,943,553)	$(268,391)	$(12,760,710)	$(951,652)

INCOME (LOSS) PER COMMON SHARE
Basic	$(0.12)	$(0.00)	$(0.13)	$(0.02)

Fully diluted	$(0.12)	$(0.00)	$(0.13)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	100,000,000	94,981,667	99,221,384	41,223,558

Fully diluted	100,000,000	94,981,667	99,221,384	41,223,558

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(12,760,710)	$(951,652)

Adjustments to reconcile net loss to cash (used) in operating activities:
Amortization	89,691	11,392
Bad debt expense	—	1,200
Depreciation	4,550	7,037
(Increase) decrease in assets:
Accounts receivable	9,380	(50,769)
Inventory	179,226	122,804
Prepaid expenses and other assets	(7,203)	3,066
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	348,748	270,001

Total adjustments	624,392	364,731

Net cash provided (used) in operating activities	(12,136,318)	(586,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of patents and related costs	(85,842)	(45,950)
Loss on disposal of assets	—	27,698
Impairment loss	11,468,997	—
Goodwill	—	(15,595,664)
Acquisition of furniture and equipment	(10,538)	—

Net cash provided (used) in investing activities	11,372,617	(15,613,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from preferred stock	—	604,519
Proceeds from promissory notes	436,240	—
Proceeds from stock issuance	325,898	15,565,467
Repayment of royalty payable	(2,613)	(3,937)

Net cash provided (used) by financing activities	759,525	16,166,049

NET INCREASE (DECREASE) IN CASH	(4,176)	(34,788)
CASH, BEGINNING OF THE PERIOD	4,176	13,362

CASH, END OF THE PERIOD	$—	$(21,426)

SCHEDULE OF NONCASH TRANSACTIONS
Conversion of debt to preferred stock	$—	$—

The accompanying notes are an integral part of these financial statements.

GLOBAL ENERGY GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
September 30, 2006
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
Financial Instruments
The Company estimates that the fair value of all financial instruments at September 30, 2006 and December 31, 2005 do not differ materially from the aggregate carrying value of its financial instruments recorded in the accompanying balance sheets.
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
Patents
The costs associated with the internal development of Global’s patents relating to the technologies associated with the reduction of energy consumption, consisting mainly of legal and filing fees, are amortized over a 17 year period, consistent with current patent lives. Amortization expense for the quarters ended September 30, 2006 and 2005 was $5,264 and $3,906, respectively; and for the years ended September 30, 2006 and 2005 was $14,961 and $11,392, respectively.
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
September 30, 2006
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
Goodwill
The Company records goodwill at fair value at the time of acquisition and tests the goodwill for impairment annually. As of September 30, 2006, the Company had goodwill of $4,127,000 related to it’s acquisition of Global Energy Distribution Group, LLC. The Company has recognized an impairment loss of $11,469,000 for the quarter ended September 30, 2006. The Company believes that due to the fact that CND, LLC, majority owner of GEG, has refused to fund the Company, and that Cherokee Nation Industries, Inc., a subsidiary of The Cherokee Nation and contract manufacturer of the Company’s HVAC products, has required the Company to pre-pay for all products ordered, and has initiated a significant price increase for the Company’s HVAC products, the goodwill related to the prior acquisition has been impaired. The Company used the market price of our common stock as the fair value to test for impairment.
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
September 30, 2006
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

	Principal	Dividends
Series A Preferred Stock	$—	$195,467
Series B Preferred Stock	—	224,000
Total	$—	$419,467
The Company must utilize any and all funds legally available to eliminate such default immediately upon such funds becoming available.
NOTE E — GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception on February 16, 1998 through September 30, 2006. The Company does not have an established source of revenues sufficient to cover its operating costs and, accordingly, there is substantial doubt about its ability to continue as a going concern.
In order to develop an established source of revenues, and achieve a profitable level of operations, the Company will need, among other things, additional capital resources. However, there is no guarantee that management will be successful in procuring any outside funding, or if such funding does become available, that such funding will be on terms acceptable to the Company.
NOTE F — STOCK-BASED COMPENSATION
During the quarter ended September 30, 2006, no options were issued. As of September 30, 2006, options to purchase 1,840,000 common shares were outstanding with a weighted average exercise price of $0.09 per share. Total compensation expense for stock options was $34,145 for the nine months ended September 30, 2006.
NOTE G — SEGMENT INFORMATION
The Company has two lines on business, HVAC and lighting. The Company uses gross profit (loss), which consists of segment revenues less segment cost of goods sold, to measure segment profit of loss.
The following is a summary of certain financial information by reportable segment for the three and nine months ended September 30, 2006:

	Three Months Ended September 30,
	2006		2005
		Operating		Operating
		Income		Income
	Revenues	(Loss)	Revenues	(Loss)

HVAC	$—	$—	$143,043	$34,691
Lighting	—	—	—	—

Total	$—	$—	$143,043	$34,961

	Nine Months Ended September 30,
	2006		2005
		Gross		Operating
		Profit		Income
	Revenues	(Loss)	Revenues	(Loss)

HVAC	$705,391	$177,774	$381,621	$19,079
Lighting	318,501	155,576	—	—

Total	$1,023,892	$333,350	$381,621	$19,079

The following is a summary of goodwill and impairment loss by reportable segment at September 30, 2006.

	Three Months Ended September 30,
	2006		2005
	HVAC	Lighting	Total

Balance as of January
1,2006	$15,595,665	$—	$15,595,665
Impairment losses	(11,468,997)	—	(11,468,997)

Balance as of September 30, 2006	$4,126,668	$—	$4,126,668
NOTE H — RELATED PARTY TRANSACTIONS
The Company had significant sales to CND, LLC (“CND”), majority owner of GEG. For the three months and nine months ended September 30, 2006, the Company sold approximately $0 and $317,000 respectively of HVAC product. The Company also had significant sales to Cherokee Nation Industries, Inc. (“CNI”), a subsidiary of the Cherokee Nation which owns CND. For the three months and nine months ended September 30, 2006, the Company sold approximately $0 and $650,000 respectively of lighting and HVAC product.

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
Recent Developments
On November 13, 2006, a lawsuit filed in the Eastern District Court of Oklahoma on behalf of seven members of the Cherokee Nation Board against Benny Dixon, not affiliated with Global, and Jim Majewski, a former director of Global and former President of CND, majority owners of Global, and Chad Smith, principal chief of the Cherokee Nation was dismissed with prejudice.
On September 30, 2006, Global’s landlord in Odessa, Florida, agreed to terminate their lease with the Company.
On September 11, 2006, Global received notification from CNI, a subsidiary of the Company’s majority owner and contract manufacturer of the Company’s HVAC product, they were initiating a price increase on all HVAC product effective immediately.
On August 18, 2006, Global laid off three employees in Florida and one employee in Arizona due to a lack of funding.

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
On June 23, 2006, Global became aware of a lawsuit filed in the Eastern District Court of Oklahoma on behalf of seven members of the Cherokee Nation Board against Benny Dixon, not affiliated with Global, and Jim Majewski, a former director of Global and former President of CND, majority owners of Global, and Chad Smith, principal chief of the Cherokee Nation. The lawsuit alleges that Mr. Dixon and Mr. Majewski committed fraud by using specifically allocated money to purchase CND’s interest in Global. Subsequently, Mr. Dixon resigned his position with CND. At this time, Global is not named as a defendant. However, it has been alleged that Global has filed misleading and fraudulent financial statements. The case was subsequently dismissed with prejudice on November 13, 2006.
On June 7, 2006, Global converted unsecured loans classified as Due to Affiliates from Global Financial Group, LLC, to Senior Secured Notes secured by all of our assets.
On June 1, 2006, Global was notified by CNI that Global must pre-pay for all orders and that CNI will not extend us any vendor credit under contractual terms.
On April 21, 2006, Global received notice from the Division of Corporate Finance with the Securities and Exchange Commission (“SEC”), asking for information pertaining to Global’s purchase of Global Energy Distribution Group, LLC (“GEDG”) in 2005. The SEC believes Global may have incorrectly accounted for the transaction. The SEC believes Global should have accounted for the transaction either using the pooling method of accounting, or using the equity method of accounting as a reverse merger between GEDG and Global. Global has discussed the matter with our Independent Auditors as well as corporate counsel. Global believes the transaction has been properly accounted for; however, pending the outcome, Global may have to restate financial results for the periods ending September 30th, 2005, December 31, 2005, March 31, 2006, June 30, 2006, and September 30, 2006 if the SEC requires restatement.
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
Results of Operations — Three months ended September 30, 2006 compared to Three months ended September 30, 2005
Revenues. Revenues decreased by $143,000, or 100%, to $0 from $143,000. This decrease was primarily due to no sales of the company’s EER+ products or lighting products during the three months ended September 30, 2006. Sales did not materialize during the quarter as our lack of funding required laying of our sales and support staff, and the price increase our by contract manufacturer has caused our products to be less competitively priced in our industry.
Cost of Goods Sold. Cost of Goods Sold decreased by $108,000, or 100%, to $0 from $108,000. The decrease is attributed to a corresponding decrease in revenues as discussed above. Gross profit decreased by $35,000, or 100%, to $0 from $35,000.
Operating Expenses. Operating expenses decreased by $233,000, or 39%, to $364,000 from $597,000. The decrease is primarily attributable to a decrease in legal and accounting expenses related to the purchase of Global Energy Distribution Group, LLC in 2005 and a decrease in consulting fees. These decreases were partially offset by increased spending on salaries and benefits and research and development. All of the decreases were attributed to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year.
Operating Loss. The operating loss decreased by $198,000, or 35%, to a loss of $364,000 from a loss of $562,000.
Other Income (Expense). Other income (expense) decreased $11,873,000 to an expense of $11,579,000 from an income of $294,000. The decrease was due primarily to an impairment loss of $11,469,000 related to goodwill and other income (forgiveness of dividends) of $380,000 in 2005.
Results of Operations — Nine months ended September 30, 2006 compared to Nine months ended September 30, 2005
Revenues. Revenues increased by $642,000, or 168%, to $1,024,000 from $382,000. This increase was primarily due to increased sales of the company’s EER+ products and lighting products during the nine months ended September 30, 2006.
Cost of Goods Sold. Cost of Goods Sold increased by $328,000, or 90%, to $691,000 from $363,000. The increase is primarily attributed to a corresponding increase in revenues as discussed above. Gross profit increased by $314,000, or 1,652%, to $333,000 from $19,000. This increase in gross profit is due to a higher sales volume and an increased gross profit margin to 33% for the nine months ended September 30, 2006, from 5% for the nine months ended September 30, 2005. The gross profit margin percentage increased because of a more favorable mix of higher margin product sold during 2006, specifically lighting product.
Operating Expenses. Operating expenses increased by $44,000, or 3%, to $1,311,000 from $1,267,000. The increase was driven mainly by increased spending on salaries and benefits, offset by a decrease in legal and accounting. This increase was minimal due to a concerted effort on the Company’s part to minimize its cash spending on operating expenses in the current year.
Operating Loss. The operating loss decreased by $271,000, or 22%, to a loss of $977,000 from a loss of $1,248,000.
Other Income (Expense). Other income (expense) decreased $12,079,000 to an expense of $11,783,000 from an income of $296,000. The decrease was due in part to an impairment loss of $11,469,000 related to goodwill and debt forgiveness of $188,000 and $380,000 in forgiveness of dividend expense as part of its acquisition of Global Energy Distribution Group, LLC. during the nine months ended September 30, 2005.
Commitments
In connection with the funding arrangement from the Technical Research and Development Authority of the State of Florida (“TRDA”), the Company is obligated to TRDA for royalty payments equal to three times the amount funded by TRDA. The total obligation to TRDA at September 30, 2006 was $587,598, which consisted of the unpaid funded liability of $195,866 and related royalty expense of $391,732. The estimated future maturities of this payable are shown in the table below.
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
The following table presents a summary of the Company’s contractual obligations and other commercial commitments as of September 30, 2006:

		Payments due by Period
		Less than	1 to 3	4 to 5	After
	Total	1 year	Years	Years	5 Years
Royalty payable to TRDA	$587,598	$15,000	$45,000	$65,000	$462,598
Minimum royalty payments under patent assignments	6,798,889	101,250	476,250	961,250	5,260,139
Preferred Stock	5,293,897	2,117,559	2,117,559	1,058,779	—
Operating leases	410,217	159,400	250,817	—	—

Total contractual cash obligations	$13,090,601	$2,393,209	$2,889,626	$2,085,029	$5,722,737

Liquidity And Capital Resources
On September 30, 2006, Global had cash and cash equivalents of $0 and a working capital deficit of $4.4 million, as compared to cash and cash equivalents of $4,176 and working capital deficit of $2.4 million at December 31, 2005. In the nine months ended September 30, 2006, net cash used in operating activities was $667,000, net cash used in investing activities was $96,000, and net cash provided by financing activities was $760,00. In the nine months ended September 30, 2005, net cash used in operating activities was $587,000 net cash used in investing activities was $15,614,000, and net cash provided by financing activities was $16,166,000.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On June 23, 2006, Global became aware of a lawsuit filed in the Eastern District Court of Oklahoma on behalf seven members of the Cherokee Nation Board against Benny Dixon, not affiliated with Global, and Jim Majewski, a director of Global and former President of CND, majority owners of Global, and Chad Smith, principal chief of the Cherokee Nation. The lawsuit alleges that Mr. Dixon and Mr. Majewski committed fraud by using specifically allocated money to purchase CND’s interest in Global. Subsequently, Mr. Dixon resigned his position with CND. At this time, Global is not named as a defendant. However, it has been alleged that Global has filed misleading and fraudulent financial statements. The case was subsequently dismissed with prejudice on November 13, 2006.
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
Item 3. Defaults Upon Senior Securities.
Although dividends on our Series A Preferred Stock and Series B Preferred Stock are payable if and when declared by the Board of Directors, the terms of the Series A Preferred Stock and Series B Preferred Stock provide that dividends are cumulative. Our Board of Directors have not declared and paid dividends on our outstanding Series A Preferred Stock and Series B Preferred Stock since the issuance of the Series A Preferred Stock and Series B Preferred Stock. As of September 30, 2006, the amount of the total accrued unpaid dividends on the outstanding Series A Preferred Stock and Series B Preferred Stock is $195,467 and $224,000, respectively.
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:

Exhibit No.		Description
Exhibit 31.1	—	Certification of the Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of the Chief Financial Officer of Global required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	—	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K:

Date	Description
September 25, 2006	Global Energy filed a report on Form 8-K to report the resignation of Mr. Majewski as a director of the Company.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL ENERGY GROUP, INC.

By:	/s/ Craig N. Kitchen	By:	/s/ John R. Bailey

	Craig N. Kitchen		John R. Bailey
	President and Chief Executive Officer		Chief Financial Officer, Treasurer, and Secretary

	Date: November 20, 2006		Date: November 20, 2006